Form 10-Q
period 1996-06-30
USA MOBILE COMMUNICATIONS INC II
filed 1996-08-14
CIK 916122

===============================================================================

                   QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                =================

                                    FORM 10-Q


             (Mark One)

             /X/ Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996
                                       or
             / / Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


                                =================

                         Commission file number 33-72646

                       USA MOBILE COMMUNICATIONS, INC. II
             (Exact name of Registrant as specified in its Charter)


               DELAWARE                                 31-1236804
        (State of incorporation)           (I.R.S. Employer Identification No.)

     1800 WEST PARK DRIVE, SUITE 250
       WESTBOROUGH, MASSACHUSETTS                          01581
  (address of principal executive offices)               (Zip Code)

                                 (508) 870-6700
              (Registrant's telephone number, including area code)

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 748.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of August 8, 1996.


===============================================================================

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



PART I.     FINANCIAL INFORMATION                                          Page
            ---------------------                                          ----

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets as of June 30, 1996
            and December 31, 1995                                            3

            Consolidated Condensed Statements of Operations for the
            Three and Six Months Ended June 30, 1996                         4

            Predecessor Consolidated Condensed Statements of Operations
            for the Three and Six Months Ended June 30, 1995                 5

            Consolidated Condensed Statement of Cash Flows for the
            Six Months Ended June 30, 1996                                   6

            Predecessor Consolidated Condensed Statement of Cash
            Flows for the Six Months Ended June 30, 1995                     7

            Notes to Consolidated Condensed Financial Statements             8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10

PART II.    OTHER INFORMATION                                               16
            -----------------

Item 1.     Legal Proceedings
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         ---------------------


                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    June 30, 1996   December 31, 1995
                                                    -------------   -----------------
                      ASSETS                         (unaudited)

Current assets:
   Cash and cash equivalents                           $  8,847         $  1,543
   Accounts receivable, net                               7,527            5,994
   Inventories                                           11,701           11,581
   Prepaid expenses and other                             1,902            1,797
                                                       --------         --------
      Total current assets                               29,977           20,915
                                                       --------         --------
Property and equipment, at cost                         122,462           95,090
Less accumulated depreciation and amortization          (19,231)          (5,244)
                                                       --------         --------
Property and equipment, net                             103,231           89,846
                                                       --------         --------
Intangible and other assets, net                        459,695          495,737
                                                       --------         --------
                                                       $592,903         $606,498
                                                       ========         ========

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                    $  9,054         $ 10,678
   Accrued expenses                                       6,590            5,944
   Accrued interest                                       7,403            7,399
   Customer deposits                                      4,909            3,928
   Deferred revenue                                       2,260            1,570
   Payable to Arch Communications Enterprises, Inc.         576                -
   Payable to Arch Communications Group, Inc.             2,131              497
                                                       --------         --------
      Total current liabilities                          32,923           30,016
                                                       --------         --------
Long-term debt                                          268,500          264,500
                                                       --------         --------
Deferred income taxes                                    51,617           60,522
                                                       --------         --------
Stockholder's equity:
   Common stock - $.01 par value                              -                -
   Additional paid-in capital                           283,353          268,353
   Accumulated deficit                                  (43,490)         (16,893)
                                                       --------         --------
      Total stockholder's equity                        239,863          251,460
                                                       --------         --------
                                                       $592,903         $606,498
                                                       ========         ========




The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)

                                              Three Months Ended  Six Months Ended
                                                 June 30, 1996      June 30, 1996
                                                 -------------      -------------

Service, rental, and maintenance revenues          $ 31,143           $ 60,131
Product sales                                         3,633              7,509
                                                   --------           --------
  Total revenues                                     34,776             67,640
Cost of products sold                                (2,348)            (4,712)
                                                   --------           --------
                                                     32,428             62,928
                                                   --------           --------
Operating expenses:
  Service, rental, and maintenance                    6,731             13,051
  Selling                                             5,887             11,427
  General and administrative                          7,367             13,761
  Depreciation and amortization                      23,307             45,135
                                                   --------           --------
    Total operating expenses                         43,292             83,374
                                                   --------           --------
Operating income (loss)                             (10,864)           (20,446)
Interest expense, net                                 7,491             15,056
                                                   --------           --------
Income (loss) before income tax benefit             (18,355)           (35,502)
Benefit from income taxes                             4,590              8,905
                                                   --------           --------
Net income (loss)                                  $(13,765)          $(26,597)
                                                   ========           ========



The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II

           PREDECESSOR CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)


                                                Three Months Ended  Six Months Ended
                                                   June 30, 1995     June 30, 1995
                                                   -------------     -------------


Service, rental and maintenance revenues              $26,866          $ 51,217
Product sales                                           4,158             7,185
                                                      -------          --------
      Total revenues                                   31,024            58,402
Cost of products sold                                  (2,386)           (4,779)
                                                      -------          --------
                                                       28,638            53,623
                                                      -------          --------
Operating expenses:
   Service, rental and maintenance                      5,220             9,614
   Selling                                              4,705             8,753
   General and administrative                           7,503            13,733
   Depreciation and amortization                       10,919            20,645
                                                      -------          --------
      Total operating expenses                         28,347            52,745
                                                      -------          --------
Operating income                                          291               878
Interest expense, net                                   6,831            13,235
Non-operating expenses                                  1,972             3,445
                                                      -------          --------
Income (loss) before income tax benefit                (8,512)          (15,802)
Benefit from income taxes                                 974             1,949
                                                      -------          --------
Net income (loss)                                     $(7,538)         $(13,853)
                                                      =======          ========





The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1996
                          (unaudited and in thousands)



Net cash provided by operating activities                             $  8,726
                                                                       -------
Cash flows from investing activities:
    Additions to property and equipment, net                           (30,146)
    Additions to intangible and other assets                              (676)
    Sale of paging assets to Arch Communications Enterprises, Inc.      10,400
                                                                       -------
Net cash used for investing activities                                 (20,422)
                                                                       -------

Cash flows from financing activities:
    Issuance of long-term debt                                          51,500
    Repayment of long-term debt                                        (47,500)
    Proceeds from Arch Communications Enterprises, Inc. demand loan     32,500
    Repayment of demand loan to Arch Communications Enterprises, Inc.  (32,500)
    Capital contribution from Arch Communications Group, Inc.           15,000
                                                                       -------
Net cash provided by financing activities                               19,000
                                                                       -------

Net increase in cash and cash equivalents                                7,304
Cash and cash equivalents, beginning of period                           1,543
                                                                       -------
Cash and cash equivalents, end of period                              $  8,847
                                                                       =======
Supplemental disclosure - Interest paid                               $ 14,313







The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II

           PREDECESSOR CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1995
                          (unaudited and in thousands)



Net cash provided by operating activities                             $  3,544
                                                                      --------
Cash flows from investing activities:
    Sale of investment in repurchase agreements                         29,600
    Acquisitions of paging companies, net of cash acquired             (28,684)
    Release of pending acquisition escrow deposits                      14,234
    Additions to property and equipment, net                           (24,126)
    Additions to intangible and other assets                              (606)
                                                                      --------
Net cash used for investing activities                                  (9,582)
                                                                      --------
Cash flows from financing activities:
    Issuance of long-term debt                                           6,830
    Repayment of long-term debt                                           (490)
    Capital contributions                                                   54
                                                                      --------
Net cash used for financing activities                                  (6,394)
                                                                      --------
Net increase in cash                                                       356
Cash, beginning of period                                                  420
                                                                      --------
Cash, end of period                                                   $    776
                                                                      ========
Supplemental disclosure - Interest paid                               $ 10,955





The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC. )
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

      (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of USA Mobile Communications, Inc. II ("USA Mobile II") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1995, has been prepared by management without audit by independent accountants. The consolidated condensed balance sheet at December 31, 1995 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1995. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobile II's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

      (b) Basis of Accounting - On September 7, 1995, Arch Communications Group, Inc. ("Arch") completed its acquisition of USA Mobile Communications Holdings, Inc. ("USA Mobile") and its wholly-owned subsidiary, USA Mobile II. The transaction has been accounted for using the purchase method of accounting. Arch is treated as the acquirer in the transaction for accounting and financial reporting purposes. The fair values of USA Mobile II's assets and liabilities at the effective time of the transaction represent a new cost basis for those assets and liabilities that has been pushed down to the accompanying separate financial statements of USA Mobile II dated subsequent to September 7, 1995. The principal effect of push down accounting was to increase the carrying values of intangible assets by $374.1 million and to decrease the carrying values of property and equipment by $9.2 million. Substantially all USA Mobile's assets and liabilities were composed of the assets and liabilities of USA Mobile II on the transaction date.

      The aggregate consideration paid or exchanged in the transaction was $582.2 million, consisting of cash paid of $88.9 million (including direct transaction costs), 7,599,493 shares of Arch common stock valued at $209.0 million and the assumption of liabilities of $284.3 million, including $241.2 million of long-term debt. Resulting goodwill is being amortized over a ten-year period using the straight-line method. The accompanying consolidated condensed statements of operations and of cash flows for the three months ended June 30, 1995, are collectively referred to herein as "Predecessor Financial Statements". Application of the purchase method of accounting at the transaction date resulted in higher values assigned to intangible assets which will have the effect of increased amortization expense charged in future periods. Accordingly, Predecessor Financial Statements are not comparable to the financial statements of USA Mobile II subsequent to the transaction date. Certain amounts in the Predecessor Financial Statements, however, were reclassified to conform with the current period presentation.

      (c) Net Income (Loss) Per Common Share - Net income (loss) per common share data has not been presented. Because USA Mobile II is a wholly-owned subsidiary of Arch, such per share data is not considered meaningful.

      (d) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                      June 30,      December 31,
                                                       1996             1995
                                                     --------         --------
                                                    (unaudited)


   Goodwill                                          $256,063         $267,398
   Purchased FCC licenses                             124,203          133,790
   Purchased subscriber lists                          74,462           86,519
   Non-competition agreements                           3,349            3,749
   Deferred financing costs                               980            1,824
   Other                                                  638            2,457
                                                     --------         --------
                                                     $459,695         $495,737
                                                     ========         ========



      (e) Acquisitions - On March 3, 1995, USA Mobile II acquired PCI Holding
Company, Inc. (PCI). The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of PCI and the push-down accounting effect of the acquisition of USA Mobile by Arch had occurred on January 1, 1995, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results do not purport to be indicative of what would have occurred had the acquisitions been completed on January 1, 1995, or of the results that may occur in the future. Net income (loss) per share is not presented because it is not considered meaningful.


                                                   Six Months Ended
                                                     June 30, 1995
                                                     -------------
                                                     (in thousands)
      Total revenues                                  $ 59,711
      Net income (loss)                                (23,249)


      (f) Intercompany transactions with Arch Communications Group, Inc and Subsidiaries. - In March 1996, Arch completed a public offering of 10 7/8% Senior Discount Notes due March 2008 generating net proceeds to $266.1 million. Arch used $47.5 million of the net proceeds (of which $15.0 million was a capital contribution from Arch to USA Mobile II and $32.5 million was a demand intercompany loan from Arch Communications Enterprises Inc. ("Arch Enterprises"), a wholly-owned subsidiary of Arch, to USA Mobile II) to repay all then outstanding indebtedness under USA Mobile II's credit facility. The demand intercompany loan was repaid to Arch Enterprises in May 1996, through borrowings under USA Mobile II's credit facility.

      During the six months ended June 30, 1996, USA Mobile II sold certain paging assets to Arch Enterprises for $10.4 million. The fair values of assets and liabilities transferred ($10.7 million and $0.3 million, respectively) approximated the net book values of those assets and liabilities; hence, no gain or loss was recognized.

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause USA Mobile II's actual results to differ materially from those indicated or suggested by such forwarding-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

      As described in Note b to the Consolidated Financial Statements, on September 7, 1995, Arch completed its acquisition of USA Mobile and its wholly-owned subsidiary, USA Mobile II. The consolidated financial statements for the periods prior to September 8, 1995 have been prepared in accordance with the historical cost basis of USA Mobile II. Due to the application of the purchase method of accounting, the fair values of USA Mobile II's assets and liabilities at the effective time of the Merger represent a new cost basis. Therefore, operating results subsequent to the Merger are not comparable to the operating results prior to the Merger, primarily due to increased amounts of depreciation expense, amortization of intangible assets and cost of products sold. The following discussion of results of operations for the three and six months ended June 30, 1996 and 1995 is presented on a pro forma basis as if the Merger had occurred on January 1, 1995 and gives effect to pro forma adjustments resulting in increases to the historical amounts of depreciation and amortization expense and cost of products sold in the three and six months ended June 30, 1995. The pro forma effect of other paging companies acquired by USA Mobile II prior to the Merger have not been considered in this presentation and the actual results of their operations have been included from the dates of the respective acquisitions. The following unaudited pro forma presentation is presented for illustrative purposes only and is not necessarily indicative of the operating results of USA Mobile II had the Merger been consummated on January 1, 1995 or of the future operating results of USA Mobile II. The pro forma adjustments give effect to available information and assumptions that USA Mobile II believes are reasonable.

    The following table presents the unaudited consolidated statements of operations for the three and six months ended June 30, 1996 (historical) and 1995 (pro forma) (dollars in thousands):

                                             Three Months Ended June 30,              Six Months Ended June 30,
                                              1996                1995                1996                1995
                                         ----------------    ----------------    ---------------     ----------------
                                         Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                         ------   -------    ------   -------    ------   -------    ------   -------

Service, rental and maintenance ...... $ 31,143    96.0 %  $ 26,866     97.4 %  $ 60,131    95.6 %  $ 51,217    97.7 %
Product sales ........................    3,633    11.2       4,158     15.1       7,509    11.9       7,185    13.7
                                       --------   -----    --------    -----    --------   -----    --------   -----
   Total revenues ....................   34,776   107.2      31,024    112.5      67,640   107.5      58,402   111.4
Cost of products sold ................   (2,348)   (7.2)     (3,451)   (12.5)     (4,712)   (7.5)     (5,963)  (11.4)
                                       --------   -----    --------    -----    --------   -----    --------   -----
                                         32,428   100.0      27,573    100.0      62,928   100.0      52,439   100.0
                                       --------   -----    --------    -----    --------   -----    --------   -----
Operating expenses:
  Service, rental and maintenance ....    6,731    20.8       5,219     18.9      13,051    20.7       9,614    18.3
  Selling ............................    5,887    18.2       4,705     17.1      11,427    18.2       8,753    16.7
  General and administrative .........    7,367    22.7       7,503     27.2      13,761    21.9      13,733    26.2
  Depreciation & amortization ........   23,307    71.8      17,747     64.4      45,135    71.7      35,494    67.7
                                       --------   -----    --------    -----    --------   -----    --------   -----
   Total operating expenses ..........   43,292   133.5      35,174    127.6      83,374   132.5      67,594   128.9
                                       --------   -----    --------    -----    --------   -----    --------   -----
Operating income (loss) ..............  (10,864)  (33.5)     (7,601)   (27.6)    (20,446)  (32.5)    (15,155)  (28.9)
Interest expense, net ................   (7,491)  (23.1)     (6,831)   (24.7)    (15,056)  (23.9)    (13,235)  (25.2)
Non-operating expenses ...............        -       -           -        -           -       -         123     0.2
Benefit from income taxes ............    4,590    14.2           -        -       8,905    14.1           -       -
                                       --------   -----    --------    -----    --------   -----    --------   -----
Net income (loss) .................... $(13,765)  (42.4)%  $(14,432)   (52.3)%  $(26,597)  (42.3)%  $(28,267)  (53.9)%
                                       ========   =====    ========    =====    ========   =====    ========   =====
EBITDA ............................... $ 12,443    38.4 %  $ 10,146     36.8 %  $ 24,689    39.2 %  $ 20,339    38.8 %
                                       ========   =====    ========    =====    ========   =====    ========   =====


      Total revenues increased to $34.8 million (a 12.1% increase) and $67.6 million (a 15.8% increase) for the three and six months ended June 30, 1996, respectively, as compared to $31.0 million and $58.4 million for the corresponding 1995 periods. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased 15.9% to $31.1 million and 17.4% to $60.1 million, respectively, for the three and six months ended June 30, 1996, from $26.9 million and $51.2 million for the three and six months ended June 30, 1995, respectively. These increases in revenues were primarily due to the increase in the number of pagers in service from June 30, 1995 to June 30, 1996. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and six months ended June 30, 1996 and 1995. USA Mobile II does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $1.3 million and $2.8 million in the three and six months ended June 30, 1996, respectively, from $0.7 million and $1.2 million in the three and six months ended June 30, 1995, respectively, as a result of a greater number of pager unit sales.

      Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $6.7 million and $13.1 million in the three and six months ended June 30, 1996, respectively, from $5.2 million and $9.6 million in the three and six months ended June 30, 1995, respectively. The increases were due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers.

      Selling expenses increased to $5.9 million and $11.4 million in the three and six months ended June 30, 1996, respectively, from $4.7 million and $8.8 million in the three and six months ended June 30, 1995, respectively. These increases in selling expenses were due to the addition of sales personnel to support continued growth in the subscriber base, as the number of net new pagers in service resulting from internal growth increased from the three and six months ended June 30, 1995 to the three and six months ended June 30, 1996. Selling expenses are directly related to the number of net new subscribers added. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate than in the past.

      General and administrative expenses increased to $7.4 million and $13.8 million in the three and six months ended June 30, 1996, respectively, from $7.5 million and $13.7 million in the three and six months ended June 30, 1995, respectively. These increases were due primarily to increased expenses associated with supporting more pagers in service.

          Depreciation and amortization expenses increased to $23.3 million and $45.1 million in the three and six months ended June 30, 1996, respectively, from $17.7 million and $35.5 million in the three and six months ended June 30, 1995, respectively. These expenses reflect USA Mobile II's continued investment in pagers and other system expansion capital to support continued growth.

      Operating loss increased to $10.9 million and $20.4 million in the three and six months ended June 30, 1996, respectively, from $7.6 million and $15.2 million in the three and six months ended June 30, 1995, respectively, as a result of the factors outlined above.

      Net interest expense increased to $7.5 million and $15.1 million in the three and six months ended June 30, 1996, respectively, from $6.8 million and $13.2 million in the corresponding 1995 periods. The increases were attributable to an increase in USA Mobile II's outstanding debt.

      Non-operating expenses of $123,000 in the six months ended June 30, 1995, were primarily attributable to expenses incurred in connection with evaluating various strategic corporate alternatives and defending a hostile takeover attempt.

      During the three and six months ended June 30, 1996, USA Mobile II recognized an income tax benefit of $4.6 million and $8.9 million, respectively, representing the tax benefit of operating losses subsequent to September 7, 1995 which were available to offset previously established deferred tax liabilities arising from Arch's acquisition of USA Mobile.

      USA Mobile II's net loss was $13.8 million and $26.6 million for the three and six months ended June 30, 1996, respectively, as compared to $15.9 million and $32.1 million for the three and six months ended June 30, 1995, respectively, as a result of factors outlined above.

      Earnings Before Interest, Taxes, Depreciation and Amortization, ("EBITDA"), increased 22.6% to $12.4 million and increased 21.3% to $24.7 million in the three and six months ended June 30, 1996, respectively, from $10.1 million and $20.3 million in the three and six months ended June 30, 1995, respectively, as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether USA Mobile II is in compliance with the covenants under its credit facility, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect income tax benefit and interest expense.

USA MOBILE II CREDIT FACILITY

      USA Mobile II and the direct subsidiaries of USA Mobile II (the "USA Mobile II Borrowing Subsidiaries") are parties to a Credit Agreement dated September 8, 1995, as amended, with a bank and other lenders establishing the USA Mobile II Credit Facility.

      Under the USA Mobile II Credit Facility, a bank and the other lenders have agreed to advance up to $50 million to the USA Mobile II Borrowing Subsidiaries for working capital purposes under a reducing revolving credit facility, subject to annual reductions commencing December 31, 1998, with a final maturity of December 31, 2000. Upon the closing of the USA Mobile II Credit Facility, the bank and the other lenders did not require the contemporaneous grant of a security interest in the assets of USA Mobile II and its subsidiaries but they have reserved the right to require such a security interest upon the occurrence of certain triggering events. Arch and USA Mobile II have guaranteed the obligations of the USA Mobile II Borrowing Subsidiaries under the USA Mobile II Credit Facility. Arch's guarantee is secured by the pledge of the stock of Arch Enterprises and USA Mobile II.

      Obligations under the USA Mobile II Credit Facility bear interest at either (i) the bank's alternative reference rate or (ii) the Bank's reserve-adjusted LIBOR rate, in each case plus a margin keyed to the ratio of USA Mobile II's total indebtedness to annualized operating cash flow from time to time. The margin applicable to alternative reference rate loans ranges from 1.375% to 2.00%. The margin applicable to LIBOR rate loans ranges from 2.625% to 3.25%. Interest is payable quarterly in arrears. The USA Mobile II Borrowing Subsidiaries are required to pay an annual commitment fee of 0.50% of the average daily unused portion on the USA Mobile II Credit Facility, payable quarterly in arrears, and an annual agency fee.

      The obligation of the Bank and the other lenders to provide advances under the USA Mobile II Credit Facility is subject to the fulfillment of certain conditions, including the absence of a material adverse change in the financial condition, operations, prospects or property of USA Mobile II and its subsidiaries, taken as a whole, or of Arch, USA Mobile II and its subsidiaries, taken as a whole.

      The covenants under the USA Mobile II Credit Facility limit the ability of USA Mobile II and its subsidiaries to pay dividends to Arch and the ability of Arch to pay dividends to its stockholders. In addition, the USA Mobile II Credit Facility imposes limitations on the incurrence of indebtedness, whether secured or unsecured, on acquisitions, mergers and investments, and on the sale of assets. The USA Mobile II Credit Facility also contains various financial covenants that require USA Mobile II and its subsidiaries to meet certain specified financial ratios, including a fixed charge coverage ratio, a pro forma debt service coverage ratio, an interest coverage ratio and a leverage ratio.

      As of June 30, 1996, $43.5 million was outstanding under the USA Mobile II Credit Facility and an additional $6.5 million was available thereunder. At June 30, 1996, such advances bore interest at an average annual rate of 8.5%.


FACTORS AFFECTING FUTURE OPERATING RESULTS

      The following important factors, among others, could cause USA Mobile II's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by USA Mobile II's management from time to time.

   INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

      USA Mobile II is highly leveraged. USA Mobile II had total debt (exclusive of intercompany transactions) and total assets of $268.5 million and $592.9 million, respectively, at June 30, 1996. Many factors, some of which will be beyond USA Mobile II's control, such as prevailing economic conditions, will affect the performance of USA Mobile II. In addition, covenants imposed by the credit facility and other indebtedness of USA Mobile II restrict the ability of USA Mobile II to incur additional indebtedness and prohibit certain activities and may limit other aspects of USA Mobile II's operations. There can be no assurance that USA Mobile II will be able to generate sufficient cash flow to cover required interest and principal payments on its indebtedness. If USA Mobile II is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to USA Mobile II, that USA Mobile II will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. USA Mobile II's high degree of leverage may have important consequences for USA Mobile II, including: (i) the ability of USA Mobile to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of USA Mobile II will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) USA Mobile II may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) USA Mobile II's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

   FUTURE CAPITAL NEEDS

      USA Mobile II's business strategy requires the availability of substantial funds to finance the continued development and future growth and expansion of its operations. The amount of capital required by USA Mobile II will depend upon a number of factors, including subscriber growth, technological developments, marketing and sales expenses, competitive conditions, acquisition strategy and acquisition opportunities. No assurance can be given that additional equity or debt financing will be available to USA Mobile II on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on USA Mobile II.

   HISTORY OF LOSSES

      USA Mobile II has not reported any net income since its inception, except that USA Mobile II reported net income of $17.6 million in the year ended December 31, 1991 resulting from an extraordinary gain of $42.2 million attributable to the restructuring of its debt. USA Mobile II's historical net losses have resulted principally from (i) substantial depreciation and amortization expenses, primarily related to intangible assets and pager depreciation, and (ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a substantial negative impact on USA Mobile II. USA Mobile II expects to continue to report net losses for the foreseeable future.

   GROWTH AND ACQUISITION STRATEGY

      USA Mobile II has pursued and intends to continue to pursue acquisitions of paging businesses as well as the continued internal growth of USA Mobile II's paging business. The process of integrating acquired paging businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of USA Mobile II's management and the financial and other resources of USA Mobile II. No assurance can be given that suitable additional acquisitions can be identified, financed and completed on acceptable terms, or that USA Mobile II's future acquisitions will be successful. Implementation of USA Mobile II's growth strategies will be subject to numerous other contingencies beyond the control of USA Mobile II, including general and regional economic conditions, interest rates, competition, changes in regulation or technology and the ability to attract and retain skilled employees. Accordingly, no assurance can be given that USA Mobile II's growth strategies will prove effective or that the goals of USA Mobile II will be achieved.

   DEPENDENCE ON KEY PERSONNEL

      The success of USA Mobile II will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. USA Mobile II does not have employment agreements with any of its current executive officers, although all current executive officers have entered into non-competition agreements with USA Mobile II. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon USA Mobile II's operations.

   COMPETITION AND TECHNOLOGICAL CHANGE

      USA Mobile II faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. USA Mobile II believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that USA Mobile II generally competes effectively based on these factors. Monthly fees for basic paging services have, in general, declined since USA Mobile II commenced operations, due in part to competitive conditions, and USA Mobile II may face significant price-based competition in the future which could adversely affect USA Mobile II. Some of USA Mobile II's competitors possess greater financial, technical and other resources than USA Mobile II. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on USA Mobile II's markets, USA Mobile II's results of operations could be adversely affected. A variety of wireless two-way communication technologies currently are in use or under development. Although such technologies generally are higher priced than paging services or not widely available, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for USA Mobile II. Two-way service providers also could elect to provide paging service as an adjunct to their primary services. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by USA Mobile II or could require USA Mobile II to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. Entities offering service on wireless two-way communications technology, including cellular telephones and specialized mobile radio services, also compete with the paging services that USA Mobile II provides. There can be no assurance that USA Mobile II will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

   SUBSCRIBER TURNOVER

      The results of operations of wireless messaging service providers, such as USA Mobile II, can be significantly affected by subscriber cancellations. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, disconnections directly and adversely affect operating cash flow. An increase in its subscriber cancellation rate may adversely affect USA Mobile II's results of operations.

   DEPENDENCE ON SUPPLIERS

      USA Mobile II does not manufacture any of the pagers used in its paging operations. USA Mobile II buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, USA Mobile II purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, USA Mobile II has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that USA Mobile II will not experience such delays in the future. USA Mobile II has never had a purchase agreement with Glenayre or NEC. USA Mobile II's most recent one-year purchase agreement with Motorola expired on December 31, 1995 and Arch is in the process of negotiating a new agreement with Motorola covering pricing for Arch, including USA Mobile II. Although Motorola has in the past entered into a new agreement with Arch and USA Mobile II annually, there can be no assurance that Motorola will enter into a new agreement with Arch or that the terms and conditions of a new agreement will be as favorable to Arch as under past agreements with Motorola. Although USA Mobile II believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that USA Mobile II would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms.

   GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

      The paging operations of USA Mobile II are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on USA Mobile II's business. Changes in regulation of USA Mobile II's paging business or the allocation of radio spectrum for services that compete with USA Mobile II's business could adversely USA Mobile II's results of operations. For example, the FCC has proposed adopting a market area licensing scheme and the ability of USA Mobile II to make major modifications to its current paging systems may be affected during the transition to the market area licensing process. In addition, some aspects of the recently enacted Telecommunications Act of 1996 could have a beneficial effect on USA Mobile II's business, but other provisions may place additional burdens upon USA Mobile II or subject USA Mobile II to increased competition.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None.

         (b)      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.

                                    USA MOBILE COMMUNICATIONS, INC. II


Dated:  August 14, 1996             By: /s/ William A. Wilson
                                        ----------------------------
                                        William A. Wilson
                                        Executive Vice President and
                                        Chief Financial Officer