Form 10-Q
period 1996-09-30
USA MOBILE COMMUNICATIONS INC II
filed 1996-11-14
CIK 916122

================================================================================

                   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

             (Mark One)

             /X/ Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1996

                                       or

            / / Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________

                              ---------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 748.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of November 8, 1996.

================================================================================

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  Page
         ---------------------                                                  ----

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of September 30, 1996 and
         December 31, 1995                                                        3

         Consolidated Condensed Statements of Operations for the
         Three and Nine Months Ended September 30, 1996 and the
         Period from September 8, 1995 to September 30, 1995                      4

         Predecessor Consolidated Condensed Statements of Operations
         for the Period from July 1, 1995 to September 7, 1995 and the Period
         from January 1, 1995 to September 7, 1995                                5

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 1996 and the Period from
         September 8, 1995 to September 30, 1995                                  6

         Predecessor Consolidated Condensed Statement of Cash Flows for the
         Period from January 1, 1995 to September 7, 1995                         7

         Notes to Consolidated Condensed Financial Statements                     8

Item 2.  Management's Discussion and Analysis of Financial Condition             10
         and Results of Operations

PART II. OTHER INFORMATION                                                       16
         -----------------

Item 1.  Legal Proceedings
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   (in thousands)

                                                                    September 30, 1996      December 31, 1995
                                                                    ------------------      -----------------
                            ASSETS                                   (unaudited)

Current assets:
     Cash and equivalents                                                $    340               $  1,543
     Accounts receivable, net                                               7,923                  5,994
     Inventories                                                           13,504                 11,581
     Prepaid expenses and other                                             1,676                  1,797
                                                                         --------               --------
         Total current assets                                              23,443                 20,915
                                                                         --------               --------
Property and equipment, at cost                                           137,610                 95,090
Less accumulated depreciation and amortization                            (28,055)                (5,244)
                                                                         --------               --------
Property and equipment, net                                               109,555                 89,846
                                                                         --------               --------
Intangible and other assets, net                                          444,857                495,737
                                                                         --------               --------
                                                                         $577,855               $606,498
                                                                         ========               ========

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                                    $ 11,285               $ 10,678
     Accrued expenses                                                       7,193                  5,944
     Accrued interest                                                       7,916                  7,399
     Customer deposits                                                      5,114                  3,928
     Deferred revenue                                                       2,299                  1,570
     Payable to Arch Communications Enterprises, Inc.                       1,389                      -
     Payable to Arch Communications Group, Inc.                             2,378                    497
                                                                         --------               --------
         Total current liabilities                                         37,574                 30,016
                                                                         --------               --------
Long-term debt                                                            268,500                264,500
                                                                         --------               --------
Deferred income taxes                                                      46,522                 60,522
                                                                         --------               --------
Stockholder's equity:
     Common stock - $.01 par value                                              -                      -
     Additional paid-in capital                                           283,353                268,353
     Accumulated deficit                                                  (58,094)               (16,893)
                                                                         --------               --------
         Total stockholder's equity                                       225,259                251,460
                                                                         --------               --------
                                                                         $577,855               $606,498
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

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            (unaudited and in thousands)

                                                                                                  Period from
                                                    Three Months Ended   Nine Months Ended    September 8, 1995 to
                                                    September 30, 1996   September 30, 1996    September 30, 1995
                                                    ------------------   ------------------   --------------------


Service, rental and maintenance revenues                 $ 32,723             $ 92,854               $ 7,355
Product sales                                               3,576               11,085                 1,004
                                                         --------             --------               -------
   Total revenues                                          36,299              103,939                 8,359
Cost of products sold                                      (2,409)              (7,121)                 (832)
                                                         --------             --------               -------
                                                           33,890               96,818                 7,527
                                                         --------             --------               -------
Operating expenses:
   Service, rental and maintenance                          7,438               20,489                 1,506
   Selling                                                  5,817               17,244                 1,273
   General and administrative                               7,521               21,282                 1,802
   Depreciation and amortization                           25,345               70,480                 4,652
                                                         --------             --------               -------
      Total operating expenses                             46,121              129,495                 9,233
                                                         --------             --------               -------
Operating income (loss)                                   (12,231)             (32,677)               (1,706)
Interest expense, net                                      (7,468)             (22,524)               (1,861)
                                                         --------             --------               -------
Income (loss) before income tax benefit                   (19,699)             (55,201)               (3,567)
Benefit from income taxes                                   5,095               14,000                     -
                                                         --------             --------               -------
Net income (loss)                                        $(14,604)            $(41,201)              $(3,567)
                                                         ========             ========               =======



   The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II

                            PREDECESSOR CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            (unaudited and in thousands)

                                                                     Period from           Period from
                                                                   July 1, 1995 to      January 1, 1995 to
                                                                  September 7, 1995     September 7, 1995
                                                                  -----------------     ------------------

Service, rental and maintenance revenues                               $20,968               $ 72,185
Product sales                                                            2,811                  9,996
                                                                       -------               --------
         Total revenues                                                 23,779                 82,181
Cost of products sold                                                   (1,947)                (6,726)
                                                                       -------               --------
                                                                        21,832                 75,455
                                                                       -------               --------
Operating expenses:
     Service, rental and maintenance                                     4,261                 13,875
     Selling                                                             3,163                 11,916
     General and administrative                                          5,534                 19,267
     Depreciation and amortization                                       8,594                 29,239
                                                                       -------               --------
         Total operating expenses                                       21,552                 74,297
                                                                       -------               --------
Operating income                                                           280                  1,158
Interest expense, net                                                   (5,287)               (18,522)
Non-operating expenses                                                  (4,399)                (7,844)
                                                                       -------               --------
Income (loss) before income tax benefit                                 (9,406)               (25,208)
Benefit from income taxes                                                  726                  2,675
                                                                       -------               --------
Net income (loss)                                                      $(8,680)              $(22,533)
                                                                       =======               ========





   The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (unaudited and in thousands)

                                                                                                          Period from
                                                                              Nine Months Ended       September 8, 1995 to
                                                                              September 30, 1996       September 30, 1995
                                                                              ------------------      --------------------

Net cash provided by operating activities                                          $ 16,680                 $ (2,190)
                                                                                   --------                 --------

Cash flows from investing activities:
      Additions to property and equipment, net                                      (46,174)                  (2,066)
      Additions to intangible and other assets                                       (1,109)                 (12,103)
      Sale of paging assets to Arch Communications Enterprises, Inc.                 10,400                        -
                                                                                   --------                 --------
Net cash used for investing activities                                              (36,883)                 (14,169)
                                                                                   --------                 --------

Cash flows from financing activities:
      Issuance of long-term debt                                                     51,500                   29,000
      Repayment of long-term debt                                                   (47,500)                 (16,214)
      Proceeds from Arch Communications Enterprises, Inc. demand loan                32,500                        -
      Repayment of demand loan to Arch Communications Enterprises, Inc.             (32,500)                       -
      Capital contribution from Arch Communications Group, Inc.                      15,000                        -
                                                                                   --------                 --------
Net cash provided by financing activities                                            19,000                   12,786
                                                                                   --------                 --------

Net decrease in cash and equivalents                                                 (1,203)                  (3,573)
Cash and equivalents, beginning of period                                             1,543                    4,197
                                                                                   --------                 --------
Cash and equivalents, end of period                                                $    340                 $    624
                                                                                   ========                 ========

Supplemental disclosure - Interest paid                                            $ 21,226                 $    433






   The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II

                             PREDECESSOR CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  Period from January 1, 1995 to September 7, 1995
                                            (unaudited and in thousands)

Net cash provided by operating activities                                                 $  5,659
                                                                                          --------

Cash flows from investing activities:
      Sale of investment in repurchase agreements                                           37,000
      Acquisitions of paging companies, net of cash acquired                               (28,684)
      Release of pending acquisition escrow deposits                                        14,234
      Additions to property and equipment, net                                             (34,032)
      Additions to intangible and other assets                                              (2,643)
                                                                                          ---------
Net cash used for investing activities                                                     (14,125)
                                                                                          ---------

Cash flows from financing activities:
      Issuance of long-term debt                                                            12,840
      Repayment of long-term debt                                                             (651)
      Capital contributions                                                                     54
                                                                                          --------
Net cash provided by financing activities                                                   12,243
                                                                                          --------

Net increase in cash                                                                         3,777
Cash, beginning of period                                                                      420
                                                                                          --------
Cash, end of period                                                                       $  4,197
                                                                                          ========

Supplemental disclosure - Interest paid                                                   $ 17,108





   The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

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

         The aggregate consideration paid or exchanged in the transaction was $582.2 million, consisting of cash paid of $88.9 million (including direct transaction costs), 7,599,493 shares of Arch common stock valued at $209.0 million and the assumption of liabilities of $284.3 million, including $241.2 million of long-term debt. Resulting goodwill is being amortized over a ten-year period using the straight-line method. The accompanying consolidated condensed statements of operations and of cash flows for the periods prior to September 8, 1995, are collectively referred to herein as "Predecessor Financial Statements". Application of the purchase method of accounting at the transaction date resulted in higher values assigned to intangible assets which will have the effect of increased amortization expense charged in future periods. Accordingly, Predecessor Financial Statements are not comparable to the financial statements of USA Mobile II subsequent to the transaction date. Certain amounts in the Predecessor Financial Statements, however, were reclassified to conform with the current period presentation.

         (c) Net Income (Loss) Per Common Share - Net income (loss) per common share data has not been presented. Because USA Mobile II is a wholly-owned subsidiary of Arch, such per share data is not considered meaningful.

         (d) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                              September 30,       December 31,
                                                  1996                1995
                                              -------------       ------------
                                               (unaudited)

     Goodwill                                   $249,516            $267,398
     Purchased FCC licenses                      120,768             133,790
     Purchased subscriber lists                   70,006              86,519
     Non-competition agreements                    3,149               3,749
     Deferred financing costs                        586               1,824
     Other                                           832               2,457
                                                --------            --------
                                                $444,857            $495,737
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

                                                      Nine Months Ended
                                                     September 30, 1995
                                                     ------------------
                                                        (in thousands)

         Total revenues                                    $ 91,849
         Net income (loss)                                  (54,494)

         (f) Intercompany transactions with Arch Communications Group, Inc and Subsidiaries. - In March 1996, Arch completed a public offering of 10 7/8% Senior Discount Notes due March 2008 generating net proceeds of $266.1 million. Arch used $47.5 million of the net proceeds (of which $15.0 million was a capital contribution from Arch to USA Mobile II and $32.5 million was an intercompany demand loan from Arch Communications Enterprises Inc. ("Arch Enterprises"), a wholly-owned subsidiary of Arch, to USA Mobile II) to repay all then outstanding indebtedness under USA Mobile II's credit facility. The demand intercompany loan was repaid to Arch Enterprises in May 1996, through borrowings under USA Mobile II's credit facility.

         During the nine months ended September 30, 1996, USA Mobile II sold certain paging assets to Arch Enterprises for $10.4 million. The fair values of assets and liabilities transferred ($10.7 million and $0.3 million, respectively) approximated the net book values of those assets and liabilities; hence, no gain or loss was recognized.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains various forward-looking statements which involve risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause USA Mobile II's actual results to differ materially from those indicated or suggested by such forwarding-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

         As described in Note b to the Consolidated Financial Statements, on September 7, 1995, Arch completed its acquisition of USA Mobile and its wholly-owned subsidiary, USA Mobile II. The consolidated financial statements for the periods prior to September 8, 1995 have been prepared in accordance with the historical cost basis of USA Mobile II. Due to the application of the purchase method of accounting, the fair values of USA Mobile II's assets and liabilities at the effective time of the acquisition represent a new cost basis. Therefore, operating results subsequent to the acquisition are not comparable to the operating results prior to the acquisition, primarily due to increased amounts of depreciation expense, amortization of intangible assets and cost of products sold. The following discussion of results of operations for the three and nine months ended September 30, 1996 and 1995 is presented on a pro forma basis as if the acquisition had occurred on January 1, 1995 and gives effect to pro forma adjustments resulting in increases to the historical amounts of depreciation and amortization expense and cost of products sold in the three and nine months ended September 30, 1995. The pro forma effect of other paging companies acquired by USA Mobile II prior to the acquisition have not been considered in this presentation and the actual results of their operations have been included from the dates of the respective acquisitions. The following unaudited pro forma presentation is presented for illustrative purposes only and is not necessarily indicative of the operating results of USA Mobile II had the acquisition been consummated on January 1, 1995 or of the future operating results of USA Mobile II. The pro forma adjustments give effect to available information and assumptions that USA Mobile II believes are reasonable.

         The following table presents the unaudited consolidated statements of operations for the three and nine months ended September 30, 1996 (historical) and 1995 (pro forma) (dollars in thousands):

                                            Three Months Ended September 30,                 Nine Months Ended September 30,
                                              1996                   1995                     1996                     1995
                                      ------------------     -------------------      -------------------      -------------------
                                       Amount    Percent      Amount     Percent       Amount     Percent       Amount     Percent
                                      --------   -------     --------    -------      --------    -------      --------    -------

Service, rental and maintenance.....  $ 32,723     96.6%     $ 28,323      97.7%      $ 92,854      95.9%      $ 79,540      97.7%
Product sales.......................     3,576     10.5         3,815      13.2         11,085      11.4         11,000      13.5
                                      --------    -----      --------     -----       --------     -----       --------     -----
     Total revenues.................    36,299    107.1        32,138     110.9        103,939     107.3         90,540     111.2
Cost of products sold...............    (2,409)    (7.1)       (3,161)    (10.9)        (7,121)     (7.3)        (9,116)    (11.2)
                                      --------    -----      --------     -----       --------     -----       --------     -----
                                        33,890    100.0        28,977     100.0         96,818     100.0         81,424     100.0
                                      --------    -----      --------     -----       --------     -----       --------     -----
Operating expenses:
   Service, rental and maintenance..     7,438     21.9         5,767      19.9         20,489      21.2         15,381      18.9
   Selling..........................     5,817     17.2         4,436      15.3         17,244      17.8         13,189      16.2
   General and administrative.......     7,521     22.2         7,336      25.3         21,282      22.0         21,069      25.9
   Depreciation & amortization......    25,345     74.8        18,608      64.2         70,480      72.8         55,217      67.8
                                      --------    -----      --------     -----       --------     -----       --------     -----
     Total operating expenses.......    46,121    136.1        36,147     124.7        129,495     133.8        104,856     128.8
                                      --------    -----      --------     -----       --------     -----       --------     -----
Operating income (loss).............   (12,231)   (36.1)       (7,170)    (24.7)       (32,677)    (33.8)       (23,432)    (28.8)
Interest expense, net...............    (7,468)   (22.0)       (7,683)    (26.5)       (22,524)    (23.3)       (21,543)    (26.5)
Non-operating expenses..............         -      -               -       -                -       -             (123)     (0.1)
Benefit from income taxes...........     5,095     15.0             -      -            14,000      14.5            -           -
                                      --------    -----      --------     -----       --------     -----       --------     -----
Net income (loss)...................  $(14,604)   (43.1)%    $(14,853)    (51.2)%     $(41,201)    (42.6)%     $(45,098)    (55.4)%
                                      ========    =====      ========     =====       ========     =====       ========     =====

EBITDA..............................  $ 13,114     38.7%     $ 11,438      39.5%      $ 37,803      39.0%      $ 31,785      39.0%
                                      ========    =====      ========     =====       ========     =====       ========     =====

         Total revenues increased to $36.3 million (a 12.9% increase) and $103.9 million (a 14.8% increase) for the three and nine months ended September 30, 1996, respectively, as compared to $32.1 million and $90.5 million for the corresponding 1995 periods. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased 15.5% to $32.7 million and 16.7% to $92.9 million, respectively, for the three and nine months ended September 30, 1996, from $28.3 million and $79.5 million for the three and nine months ended September 30, 1995, respectively. These increases in revenues were primarily due to the increase in the number of pagers in service from September 30, 1995 to September 30, 1996. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and nine months ended September 30, 1996 and 1995. USA Mobile II does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $1.2 million and $4.0 million in the three and nine months ended September 30, 1996, respectively, from $0.7 million and $1.9 million in the three and nine months ended September 30, 1995, respectively, as a result of a greater number of pager unit sales.

         Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $7.4 million and $20.5 million in the three and nine months ended September 30, 1996, respectively, from $5.8 million and $15.4 million in the three and nine months ended September 30, 1995, respectively. The increases were due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers.

         Selling expenses increased to $5.8 million and $17.2 million in the three and nine months ended September 30, 1996, respectively, from $4.4 million and $13.2 million in the three and nine months ended September 30, 1995, respectively. These increases in selling expenses were due to the addition of sales personnel to support continued growth in the subscriber base, as the number of net new pagers in service resulting from internal growth increased from the three and nine months ended September 30, 1995 to the three and nine months ended September 30, 1996. Selling expenses are directly related to the number of net new subscribers added. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate than in the past.

         General and administrative expenses increased to $7.5 million and $21.3 million in the three and nine months ended September 30, 1996, respectively, from $7.3 million and $21.1 million in the three and nine months ended September 30, 1995, respectively. These increases were due primarily to increased expenses associated with supporting more pagers in service.

         Depreciation and amortization expenses increased to $25.3 million and $70.5 million in the three and nine months ended September 30, 1996, respectively, from $18.6 million and $55.2 million in the three and nine months ended September 30, 1995, respectively. These expenses reflect USA Mobile II's continued investment in pagers and other system expansion capital to support continued growth.

         Operating loss increased to $12.2 million and $32.7 million in the three and nine months ended September 30, 1996, respectively, from $7.2 million and $23.4 million in the three and nine months ended September 30, 1995, respectively, as a result of the factors outlined above.

         Net interest expense decreased to $7.5 million in the three months ended September 30, 1996 from $7.7 million in the corresponding 1995 period. The decrease is the result of a decrease in interest rates. Net interest expense increased to $22.5 million in the nine months ended September 30, 1996 from $21.5 million in the corresponding 1995 period. The increase is attributable to an increase in USA Mobile II's outstanding debt.

         Non-operating expenses of $123,000 in the nine months ended September 30, 1995, were primarily attributable to expenses incurred in connection with evaluating various strategic corporate alternatives and defending a hostile takeover attempt.

         During the three and nine months ended September 30, 1996, USA Mobile II recognized an income tax benefit of $5.1 million and $14.0 million, respectively, representing the tax benefit of operating losses which were available to offset previously established deferred tax liabilities arising from Arch's acquisition of USA Mobile.

         USA Mobile II's net loss was $14.6 million and $41.2 million for the three and nine months ended September 30, 1996, respectively, as compared to $14.9 million and $45.1 million for the three and nine months ended September 30, 1995, respectively, as a result of factors outlined above.

         Earnings before interest, taxes, depreciation and amortization, ("EBITDA"), increased 14.7% to $13.1 million and increased 18.9% to $37.8 million in the three and nine months ended September 30, 1996, respectively, from $11.4 million and $31.8 million in the three and nine months ended September 30, 1995, respectively, as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether USA Mobile II is in compliance with the covenants under its credit facility, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect income tax benefit and interest expense.

USA MOBILE II CREDIT FACILITY

         USA Mobile II and the direct subsidiaries of USA Mobile II (the "USA Mobile II Borrowing Subsidiaries") are parties to a Credit Agreement dated September 8, 1995, as amended, with a bank and other lenders establishing the USA Mobile II Credit Facility.

         Under the USA Mobile II Credit Facility, a bank and the other lenders have agreed to advance up to $60 million to the USA Mobile II Borrowing Subsidiaries for working capital purposes under a reducing revolving credit facility, subject to annual reductions commencing December 31, 1998, with a final maturity of December 31, 2000. Upon the closing of the USA Mobile II Credit Facility, the bank and the other lenders did not require the contemporaneous grant of a security interest in the assets of USA Mobile II and its subsidiaries but they have reserved the right to require such a security interest upon the occurrence of certain triggering events. Arch and USA Mobile II have guaranteed the obligations of the USA Mobile II Borrowing Subsidiaries under the USA Mobile II Credit Facility. Arch's guarantee is secured by the pledge of the stock of Arch Enterprises and USA Mobile II. In October 1996, USA Mobile II exercised its option to increase the size of the USA Mobile Credit Facility from $50 million to $60 million.

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

         As of September 30, 1996, $43.5 million was outstanding under the USA Mobile II Credit Facility. At September 30, 1996, such advances bore interest at an average annual rate of 8.5%. At October 31, 1996, $16.5 million was available under the USA Mobile II Credit Facility.


FACTORS AFFECTING FUTURE OPERATING RESULTS

         The following important factors, among others, could cause USA Mobile II's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by USA Mobile II's management from time to time.

    INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

         USA Mobile II is highly leveraged. USA Mobile II had total debt (exclusive of intercompany transactions) and total assets of $268.5 million and $577.9 million, respectively, at September 30, 1996. Many factors, some of which will be beyond USA Mobile II's control, such as prevailing economic conditions, will affect the performance of USA Mobile II. In addition, covenants imposed by the credit facility and other indebtedness of USA Mobile II restrict the ability of USA Mobile II to incur additional indebtedness and prohibit certain activities and may limit other aspects of USA Mobile II's operations. There can be no assurance that USA Mobile II will be able to generate sufficient cash flow to cover required interest and principal payments on its indebtedness. If USA Mobile II is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to USA Mobile II, that USA Mobile II will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. USA Mobile II's high degree of leverage may have important consequences for USA Mobile II, including: (i) the ability of USA Mobile to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of USA Mobile II will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) USA Mobile II may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) USA Mobile II's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

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

    HISTORY OF LOSSES

         USA Mobile II has not reported any net income since its inception, except that USA Mobile II reported net income of $17.6 million in the year ended December 31, 1991 resulting from an extraordinary gain of $42.2 million attributable to the restructuring of its debt. USA Mobile II's historical net losses have resulted principally from (i) substantial depreciation and amortization expenses, primarily related to assets acquired through acquisitions of paging companies, and (ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a substantial negative impact on USA Mobile II. USA Mobile II expects to continue to report net losses for the foreseeable future.

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

              None.

Item 5.       Other Information
              -----------------

              None.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a) None.

              (b) None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        USA MOBILE COMMUNICATIONS, INC. II


Dated:  November 14, 1996               By: /s/ William A. Wilson
                                            ------------------------------------
                                            William A. Wilson
                                            Executive Vice President and
                                            Chief Financial Officer