Form 10-K
period 1996-12-31
USA MOBILE COMMUNICATIONS INC II
filed 1997-03-31
CIK 916122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
1934 [FEE REQUIRED]     X
                    ---------

For the Fiscal Year Ended   DECEMBER 31, 1996

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to ____________________
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

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                      SECURITIES EXCHANGE ACT OF 1934: NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                      SECURITIES EXCHANGE ACT OF 1934: NONE

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (J)(1)(a) AND (b) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES      X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-k or any amendment to this Form 10-K: Not applicable

The aggregate market value of the voting stock held by non-affiliates of the
Registrant: Not applicable

The number of shares of Registrant's Common Stock outstanding on March 27, 1997 was 748.7501.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I


ITEM 1. BUSINESS

GENERAL

    On September 7, 1995, Arch Communications Group, Inc. ("Old Arch") completed its acquisition of USA Mobile Communications Holdings, Inc. ("USA Mobile") through the merger (the "Merger") of Old Arch with and into USA Mobile, which simultaneously changed its name to Arch Communications Group, Inc. ("Arch"). USA Mobile Communications, Inc. II ("USA Mobile II"), which had been a wholly-owned subsidiary of USA Mobile, became a wholly-owned subsidiary of Arch after the Merger.

    Due to the application of the purchase method of accounting at the effective time of the Merger, the actual operating results of USA Mobile II for the pre-Merger and post-Merger periods are not comparable. Therefore, the discussion herein relates to the pro forma operating results of USA Mobile II for the year ended December 31, 1995 and actual operating results for the year ended December 31, 1996. The pro forma presentation of operating results is discussed further in Item 7 "Management's Discussion and Analysis of Results of Operations".

    USA Mobile II is a provider of wireless messaging services, primarily paging services. USA Mobile II provides paging services in 9 states.

    For the year ended December 31, 1996, USA Mobile II's total revenues were $141.5 million, representing an increase of 14% over the pro forma year ended December 31, 1995, and its earnings before interest, taxes, depreciation and amortization ("EBITDA") was $52.0 million, representing an increase of 19% over the pro forma year ended December 31, 1995.

    EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether USA Mobile II is in compliance with the covenants under its indebtedness, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect non-operating expenses. USA Mobile II's financial objective is to increase its EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investment in continued growth, including purchase of pagers and paging system equipment, construction and expansion of paging systems, and possible acquisitions.

PAGING OPERATIONS

    USA Mobile II currently provides four basic types of paging services: digital display, alphanumeric display, tone-only and tone-plus-voice. Paging services are provided to subscribers for a fixed monthly fee. Subscribers either lease the pager from USA Mobile II for an additional fixed monthly fee or they own the pager, having purchased it from USA Mobile II or another vendor. The monthly service fee is generally based on the type of service provided, the geographic area covered, the number of pagers provided to the customer and the period of the subscriber's commitment. Subscriber-owned pagers provide a more rapid recovery of USA Mobile II's capital investment than pagers owned and maintained by USA Mobile II, but may generate less recurring revenue. USA Mobile II also sells pagers to third-party resellers who lease or resell pagers to their own subscribers and resell USA Mobile II's paging services under marketing agreements.

    USA Mobile II also provides enhancements and ancillary services such as voice mail, personalized greetings, message storage and retrieval, pager loss protection (which protects the customer against the risk of losing the pager) and pager maintenance services (under which USA Mobile will repair or replace pagers with no charge to the customer other than payment of applicable deductibles). Voice mail allows a caller to leave a recorded message that is stored in USA Mobile

II's computerized message retrieval center. When a message is left, the subscriber can be automatically alerted through the subscriber's pager and can retrieve the stored message by calling USA Mobile II's paging terminal. Personalized greetings allow the subscriber to record a message to greet callers who reach the subscriber's pager or voice mail box. Message storage and retrieval allows a subscriber who leaves USA Mobile II's service area to retrieve calls that arrived during the subscriber's absence from the service area. Pager loss protection allows subscribers who lease pagers to limit their costs of replacement upon loss or destruction of the pager. Pager maintenance services are offered to subscribers who own their own equipment.

SUBSCRIBERS AND MARKETING

    USA Mobile II's paging accounts are generally businesses with employees who travel frequently but must be immediately accessible to their offices or customers. USA Mobile II's subscribers include proprietors of small businesses, professionals, management and medical personnel, field sales personnel and service forces, members of the construction industry and trades, and real estate brokers and developers. In addition, USA Mobile II believes that pager use among consumers will increase significantly in the future, although consumers do not currently account for a substantial portion of USA Mobile II's subscriber base.

    In addition to marketing its services through a direct marketing and sales organization, USA Mobile II also markets its paging services indirectly through independent resellers, agents and retailers. USA Mobile II typically offers resellers paging services in large quantities at wholesale rates that are lower than retail rates, and resellers offer the services to end-users at a mark-up. USA Mobile II's costs of administering and billing resellers are lower than the costs of direct end-users on a per pager basis.

    In addition to marketing its own paging services, USA Mobile II acts as a reseller of other paging carriers' services when existing or potential USA Mobile customers have travel patterns that require paging service beyond the coverage of USA Mobile II's own networks. USA Mobile II believes that it is not dependent on any other carrier and can obtain alternative service for most or all of its customers on other carriers' systems.

ITEM 2. PROPERTIES

    At December 31, 1996, USA Mobile II owned the building in which its branch office in Cincinnati, Ohio is located, as well as several other parcels of real property which are used as transmitter sites, and leased office space (including its corporate office) in 72 localities in 7 states. In addition, USA Mobile II leases transmitter sites on commercial broadcast towers, buildings, and other fixed structures in approximately 1,100 locations in 14 states. USA Mobile II's leases are for various terms and provide for monthly rental payments at various rates.

    USA Mobile II is obligated to make total lease payments of $5.2 million under its office facility and tower site leases for the year ending December 31, 1997. USA Mobile II believes that it will be able to obtain additional space as needed at acceptable cost.


ITEM 3. LEGAL PROCEEDINGS

    USA Mobile II, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobile II believes that its currently pending lawsuits will not have a material adverse effect on USA Mobile II.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    All of the common stock of USA Mobile II is held by Arch and is not publicly traded.

    USA Mobile II has never declared or paid cash dividends on the common stock and does not intend to declare or pay cash dividends on the common stock in the foreseeable future. Certain covenants in USA Mobile II's credit facility and the two indentures, pursuant to which senior debt securities of USA Mobile II were issued will, in effect, prohibit the declaration or payment of cash dividends by USA Mobile II for the foreseeable future. See Note 3 to USA Mobile II's Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause USA Mobile II's actual results to differ materially from those indicated or suggested by such forwarding-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

    As described in Note 1 to the Consolidated Financial Statements, on September 7, 1995, Arch completed its acquisition of USA Mobile and its wholly-owned subsidiary, USA Mobile II. The consolidated financial statements for the periods prior to September 8, 1995 have been prepared in accordance with the historical cost basis of USA Mobile II. Due to the application of the purchase method of accounting, the fair values of USA Mobile II's assets and liabilities at the effective time of the Merger represent a new cost basis. Therefore, operating results subsequent to the Merger are not comparable to the operating results prior to the Merger, primarily due to increased amounts of depreciation expense, amortization of intangible assets, cost of products sold and interest expense. The following discussion of results of operations for the year ended December 31, 1995 is presented on a pro forma basis as if the Merger had occurred on January 1, 1995 and gives effect to pro forma adjustments resulting in increases to the historical amounts of depreciation and amortization expense, cost of products sold and interest expense in the period from January 1, 1995 to September 7, 1995. The pro forma effect of the PCI Holding Company, Inc. acquisition in March 1995 has not been considered in this presentation however the actual results of its operations have been included from the date of acquisition. The following unaudited pro forma presentation is presented for illustrative purposes only and is not necessarily indicative of the operating results of USA Mobile II had the Merger been consummated on January 1, 1995 or of the future operating results of USA Mobile II. The pro forma adjustments give effect to available information and assumptions that USA Mobile II believes are reasonable.

    The following table presents in dollars and as a percentage of net revenues the unaudited pro forma consolidated statement of operations for the year ended December 31, 1995 and the actual consolidated statement of operations for the year ended December 31, 1996 (dollars in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                 1995                     1996
                                              (PRO FORMA)
                                          -------------------      -------------------
                                            AMOUNT    PERCENTAGE     AMOUNT    PERCENTAGE
                                            ------    ----------     ------    ----------
Service, rental & maintenance revenues    $ 108,356      97.9%     $ 126,480      96.0%
Product sales                                15,349      13.8         14,980      11.4
                                          ---------     -----      ---------     -----
     Total revenues                         123,705     111.7        141,460     107.4
Cost of products sold                       (12,981)    (11.7)        (9,755)     (7.4)
                                          ---------     -----      ---------     -----
     Net revenues                           110,724     100.0        131,705     100.0
Operating expenses:
   Service, rental and maintenance           21,619      19.5         28,443      21.6
   Selling                                   18,116      16.4         22,733      17.3
   General and administrative                27,209      24.6         28,481      21.6
   Depreciation & amortization               73,726      66.5         98,299      74.6
                                          ---------     -----      ---------     -----
     Total operating expenses               140,670     127.0        177,956     135.1
                                          ---------     -----      ---------     -----
Operating income (loss)                     (29,946)    (27.0)       (46,251)    (35.1)
Interest expense, net                       (32,346)    (29.2)       (30,135)    (22.9)
Non-operating expenses                         (123)      (.1)            --        --
Income tax benefit                            2,878       2.5         19,791      15.0
                                          ---------     -----      ---------     -----
Net income (loss)                         $ (59,537)    (53.8)%    $ (56,595)    (43.0)%
                                          =========     =====      =========     =====

EBITDA                                    $  43,780      39.5%     $  52,048      39.5%
                                          =========     =====      =========     =====


    Total revenues increased to $141.5 million (a 14.4% increase) for the year ended December 31, 1996, as compared to $123.7 million for the corresponding 1995 period. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased 16.7% to $126.5 million for the year ended December 31, 1996, from $108.4 million for the year ended December 31, 1995. These increases in revenues were primarily due to the increase in the number of pagers in service in 1996. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the years ended December 31, 1996 and 1995. USA Mobile II does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $5.2 million in 1996 from $2.4 million in 1995 as a result of a greater number of pager unit sales.

    Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $28.4 million in the year ended December 31, 1996 from $21.6 million in 1995. The increase was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers.

    Selling expenses increased to $22.7 million in 1996 from $18.1 million in 1995. The increase in selling expenses was due to the addition of sales personnel to support continued growth in the subscriber base. Selling expenses are directly related to the number of net new subscribers added. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate than in the past.

    General and administrative expenses increased to $28.5 million in 1996 from $27.2 million in 1995. The increase was due primarily to increased expenses associated with supporting more pagers in service.

    Depreciation and amortization expenses increased to $98.3 million in 1996 from $73.7 million in 1995. These expenses reflect USA Mobile II's continued investment in pagers and other system expansion capital to support continued growth.

    Operating loss increased to $46.3 million in the year ended December 31, 1996 from $29.9 million in the year ended December 31, 1995 as a result of the factors outlined above.

    Net interest expense decreased to $30.1 million in the year ended December 31, 1996 from $32.3 million in the corresponding 1995 period principally due to changes in USA Mobile II's weighted average debt outstanding.

    Non-operating expenses of $123,000 in 1995 were primarily attributable to expenses incurred in connection with evaluating various strategic corporate alternatives and defending a hostile takeover attempt.

    During the years ended December 31, 1996 and 1995, USA Mobile II recognized an income tax benefit of $19.8 million and $2.9 million, respectively, representing the tax benefit of operating losses subsequent to September 7, 1995 which were available to offset deferred tax liabilities arising from Arch's acquisition of USA Mobile.

    USA Mobile II's net loss was $56.6 million for the year ended December 31, 1996 as compared to $59.5 million for the year ended December 31, 1995 as a result of factors outlined above.

    Earnings Before Interest, Taxes, Depreciation and Amortization, "EBITDA," increased 18.9% to $52.0 million (39.5% of revenues) in 1996 from $43.8 million (39.5% of revenues) in 1995 as a result of the factors outlined above.

    FACTORS AFFECTING FUTURE OPERATING RESULTS

    The following important factors, among others, could cause USA Mobile II's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by USA Mobile II's management from time to time.

    INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

    USA Mobile II is highly leveraged. USA Mobile II had total debt and total assets of $278 million and $559 million, respectively, at December 31, 1996. Many factors, some of which will be beyond USA Mobile II's control, such as prevailing economic conditions, will affect the performance of USA Mobile II. In addition, covenants imposed by the current and future credit facilities and other indebtedness of USA Mobile II will restrict the ability of USA Mobile II to incur additional indebtedness and prohibit certain activities and may limit other aspects of USA Mobile II's operations. There can be no assurance that USA Mobile II will be able to generate sufficient cash flow to cover required interest and principal payments on its indebtedness. If USA Mobile II is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to USA Mobile II, that USA Mobile II will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. USA Mobile II's high degree of leverage may have important consequences for USA Mobile II, including: (i) the ability of USA Mobile to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of USA Mobile II will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) USA Mobile II may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) USA Mobile II's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

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

    COMPETITION AND TECHNOLOGICAL CHANGE

    USA Mobile II faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. USA Mobile II believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that USA Mobile II generally competes effectively based on these factors. Monthly fees for basic paging services have, in general, declined since USA Mobile II commenced operations, due in part to competitive conditions, and USA Mobile II may face significant price-based competition in the future which could adversely affect USA Mobile II. Some of USA Mobile II's competitors possess greater financial, technical and other resources than USA Mobile II. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on USA Mobile II's markets, USA Mobile II's results of operations could be adversely affected. A variety of wireless two-way communication technologies currently are in use or under development. Although such technologies generally are higher priced than paging services or not widely available, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for USA Mobile II. Two-way service providers also could elect to provide paging service as an adjunct to their primary services. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by USA Mobile II or could require USA Mobile II to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. For example, the FCC created potential sources of competition by opening up new spectrum for such services as General Wireless Communications Services (GWCS) and the Wireless Communications Services
(WCS) as well as speeding up licensing of other services through auctions, including the Local Multipoint Distribution Services (LMDS), 220-222 MHz and broadband PCS services. Entities offering service on wireless two-way communications technology, including cellular telephones and specialized mobile radio services, also compete with the paging services that USA Mobile II provides. There can be no assurance that USA Mobile II will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

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

    DEPENDENCE ON SUPPLIERS

    USA Mobile II does not manufacture any of the pagers used in its paging operations. USA Mobile II buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, USA Mobile II purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, USA Mobile II has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that USA Mobile II will not experience such delays in the future. USA Mobile II has never had a purchase agreement with Glenayre or NEC. USA Mobile II's purchase agreement with Motorola expires in December 1997, with a provision for automatic renewal for a one-year term. Although USA Mobile II believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that USA Mobile II would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms.

    GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

    The paging operations of USA Mobile II are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on USA Mobile II's business. Changes in regulation of USA Mobile II's paging business or the allocation of radio spectrum for services that compete with USA Mobile II's business could adversely affect USA Mobile II's results of operations. Indeed, the FCC has created potential sources of competition by opening up new spectrum for such services as GWCS and WCS as well as speeding up licensing of other services through auctions, including LMDS, 220-222 MHz and broadband PCS services. Further, the FCC has recently adopted rules implementing a market area licensing scheme. In addition, some aspects of the recently enacted Telecommunications Act of 1996 could have a beneficial effect on USA Mobile II's business, but other provisions may place additional burdens upon USA Mobile II or subject USA Mobile II to increased competition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On September 7, 1995, the Board of Directors of Arch, including the members of its Audit Committee, approved the engagement of Arthur Andersen LLP as USA Mobile II's independent accountants to replace the firm of Price Waterhouse LLP, whose engagement as independent accountants of USA Mobile and USA Mobile II was terminated upon the completion of Arch's acquisition of USA Mobile. Prior to September 7, 1995, Arthur Andersen LLP served as Arch's independent accountants and Price Waterhouse LLP served as USA Mobile II's independent accountants. The reports of Price Waterhouse LLP on USA Mobile II's financial statements for the years ended December 31, 1993 and December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

    During USA Mobile II's years ended December 31, 1993 and December 31, 1994 and through September 7, 1995, (i) there were no disagreements between USA Mobile II and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports, and (ii) USA Mobile II did not consult Arthur Andersen LLP regarding (a) the application of accounting principles to a specified transaction either completed or proposed, (b) the type of audit opinion that might be rendered on USA Mobile II's financial statements or (c) items which concerned the subject matter of any disagreement with Price Waterhouse LLP or reportable events as described in subparagraph
(a)(2) of Item 304 of Regulation S-K under the Exchange Act.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         Consolidated Balance Sheets as of December 31, 1995 and 1996

         Consolidated Statement of Operations for the Period from September 8,
           1995 to December 31, 1995 and for the Year Ended December 31, 1996

         Predecessor Consolidated Statements of Operations for the Year Ended
           December 31, 1994 and for the Period from January 1, 1995 to September 7, 1995

         Consolidated Statements of Stockholder's Equity (Deficit) for the
           Period from September 8, 1995 to December 31, 1995 and for the Year Ended December 31, 1996

         Predecessor Consolidated Statements of Stockholder's Equity (Deficit) for the Year Ended December 31, 1994 and for the Period from January 1, 1995 to September 7, 1995

         Consolidated Statements of Cash Flows for the Period from September 8,
           1995 to December 31, 1995 and for the Year Ended December 31, 1996

         Predecessor Consolidated Statements of Cash Flows for the Year Ended
           December 31, 1994 and for the Period from January 1, 1995 to September 7, 1995

         Notes to Consolidated Financial Statements

(a) (2)  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

(b)      Reports on Form 8-K

         None.

         Exhibits

         The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    USA MOBILE COMMUNICATIONS, INC. II


                                    By: /s/ C. Edward Baker, Jr.
                                        --------------------------------
                                        C. Edward Baker, Jr.
                                        Chairman of the Board, President
                                        and Chief Executive Officer

March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.



     /c/ C. Edward Baker, Jr..              Chairman of the Board, President and Chief         March 28, 1997
---------------------------------
                                            Executive Officer (principal executive officer)



     /c/ John B. Saynor                     Executive Vice President, Director                 March 28, 1997
---------------------------------



     /c/ William A. Wilson                  Executive Vice President and Chief                 March 28, 1997
---------------------------------
                                            Financial Officer (principal
                                            financial officer and principal
                                            accounting officer)

     /c/ R. Schorr Berman                   Director                                           March 28, 1997
---------------------------------



     /c/ James S. Hughes                    Director                                           March 28, 1997
---------------------------------



     /c/ John A. Shane                      Director                                           March 28, 1997
---------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Reports of Independent Public Accountants............................................................     F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996.........................................     F-4

Consolidated Statements of Operations for the Period from September 8, 1995 to
   December 31, 1995 and for the Year Ended December 31, 1996 .......................................     F-5

Predecessor Consolidated Statements of Operations for the Year Ended December 31, 1994
   and for the Period from January 1, 1995 to September 7, 1995 .....................................     F-6

Consolidated Statements of Stockholder's Equity (Deficit) for the Period from September 8, 1995 to
   December 31, 1995 and for the Year Ended December 31, 1996 .......................................     F-7

Predecessor Consolidated Statements of Stockholder's Equity (Deficit) for the Year Ended
   December 31, 1994 and for the Period from January 1, 1995 to September 7, 1995 ...................     F-8

Consolidated Statements of Cash Flows for the Period from September 8, 1995 to December 31, 1995
   and for the Year Ended December 31, 1996 .........................................................     F-9

Predecessor Consolidated Statements of Cash Flows for the Year Ended December 31, 1994
   and for the Period from January 1, 1995 to September 7, 1995 .....................................     F-10

Notes to Consolidated Financial Statements...........................................................     F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To USA Mobile Communications, Inc. II:

    We have audited the accompanying consolidated balance sheets of USA Mobile Communications, Inc. II ( a Delaware Corporation and a wholly-owned subsidiary of Arch Communications Group, Inc.) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholder's equity (deficit) and cash flows for the period from January 1, 1995 to September 7, 1995 (predecessor basis), for the period from September 8, 1995 to December 31, 1995 and for the year ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Mobile Communications, Inc. II and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the period from January 1, 1995 to September 7, 1995 (predecessor basis), for the period from September 8, 1995 to December 31, 1995 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Part IV, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 10, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of USA Mobile Communications, Inc.
II:

    In our opinion, the consolidated financial statements for the year ended December 31, 1994 listed in the index appearing under Item 14(a)(1) and (2) on page 10 present fairly, in all material respects, the results of operations and cash flows of USA Mobile Communications, Inc. II and its subsidiaries (the Company) for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of USA Mobile Communications, Inc. II for any period subsequent to December 31, 1994.



PRICE WATERHOUSE LLP
Cincinnati, Ohio
February 8, 1995

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                      (in thousands, except share amounts)


                                     ASSETS                              1995          1996
                                                                      ---------     ---------
Current assets:
    Cash and cash equivalents ....................................    $   1,543     $     891
    Accounts receivable (less reserves of $798 and $1,071 in
     1995 and 1996, respectively) ................................        5,994         8,034
    Inventories ..................................................       11,581         8,807
    Prepaid expenses and other ...................................        1,797           962
                                                                      ---------     ---------
       Total current assets ......................................       20,915        18,694
                                                                      ---------     ---------
Property and equipment, at cost:
    Land, buildings and improvements .............................        2,577         3,196
    Paging and computer equipment ................................       89,037       137,803
    Furniture, fixtures and vehicles .............................        3,476         3,449
                                                                      ---------     ---------
                                                                         95,090       144,448
    Less accumulated depreciation and amortization ...............       (5,244)      (33,127)
                                                                      ---------     ---------
       Property and equipment, net ...............................       89,846       111,321
                                                                      ---------     ---------
Intangible and other assets (less accumulated amortization of
 $19,385 and $82,273 in 1995 and 1996, respectively) .............      495,737       428,839
                                                                      ---------     ---------
                                                                      $ 606,498     $ 558,854
                                                                      =========     =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable .............................................    $  10,678     $   4,850
    Accrued expenses .............................................        5,944         7,497
    Accrued interest .............................................        7,399         7,736
    Customer deposits ............................................        3,928         4,983
    Deferred revenue .............................................        1,570         2,215
    Payable to Arch Communications Group, Inc. ...................          497         2,950
    Payable to Arch Communications Enterprises, Inc. .............           --            27
                                                                      ---------     ---------
       Total current liabilities .................................       30,016        30,258
                                                                      ---------     ---------
Long-term debt ...................................................      264,500       278,000
                                                                      ---------     ---------
Deferred income taxes ............................................       60,522        40,731
                                                                      ---------     ---------
Commitments and Contingencies
Stockholder's equity:
    Common stock - $.01 par value, authorized 1,000 shares, issued
     and outstanding: 749 shares .................................           --            --
    Additional paid-in capital ...................................      268,353       283,353
    Accumulated deficit ..........................................      (16,893)      (73,488)
                                                                      ---------     ---------
       Total stockholder's equity ................................      251,460       209,865
                                                                      ---------     ---------
                                                                      $ 606,498     $ 558,854
                                                                      =========     =========


  The accompanying notes are an integral part of these consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                  PERIOD FROM
                                                SEPTEMBER 8, 1995   YEAR ENDED
                                                TO DECEMBER 31,    DECEMBER 31,
                                                     1995             1996
                                                   ---------        ---------
Service, rental and maintenance revenues ....      $  36,171        $ 126,480
Product sales ...............................          5,353           14,980
                                                   ---------        ---------
      Total revenues ........................         41,524          141,460
Cost of products sold .......................         (4,683)          (9,755)
                                                   ---------        ---------
                                                      36,841          131,705
                                                   ---------        ---------
Operating expenses:
   Service, rental and maintenance ..........          7,744           28,443
   Selling ..................................          6,200           22,733
   General and administrative ...............          7,942           28,481
   Depreciation and amortization ............         25,137           98,299
                                                   ---------        ---------
      Total operating expenses ..............         47,023          177,956
                                                   ---------        ---------
Operating income (loss) .....................        (10,182)         (46,251)
Interest expense ............................         (9,589)         (30,135)
                                                   ---------        ---------
Income (loss) before income tax benefit .....        (19,771)         (76,386)
Benefit from income taxes ...................          2,878           19,791
                                                   ---------        ---------
Net income (loss) ...........................      $ (16,893)       $ (56,595)
                                                   =========        =========

  The accompanying notes are an integral part of these consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
                PREDECESSOR CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                  PERIOD FROM
                                                   YEAR ENDED    JANUARY 1, 1995
                                                   DECEMBER 31,  TO SEPTEMBER 7,
                                                      1994            1995
                                                    --------        --------
Service, rental and maintenance revenues .....      $ 52,688        $ 72,185
Product sales ................................         8,482           9,996
                                                    --------        --------
      Total revenues .........................        61,170          82,181
Cost of products sold ........................        (5,663)         (6,726)
                                                    --------        --------
                                                      55,507          75,455
                                                    --------        --------
Operating expenses:
   Service, rental and maintenance ...........         9,895          13,875
   Selling ...................................         7,996          11,916
   General and administrative ................        13,710          19,267
   Depreciation and amortization .............        17,491          29,239
                                                    --------        --------
      Total operating expenses ...............        49,092          74,297
                                                    --------        --------
Operating income .............................         6,415           1,158
Interest expense, net ........................       (14,234)        (18,522)
Non-operating expenses .......................        (2,026)         (7,844)
                                                    --------        --------
Income (loss) before income tax benefit ......        (9,845)        (25,208)
Benefit from income taxes ....................            --           2,675
                                                    --------        --------
Net income (loss) ............................      $ (9,845)       $(22,533)
                                                    ========        ========

  The accompanying notes are an integral part of these consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (in thousands)




                                                ADDITIONAL     ACCUMULATED
                                COMMON STOCK  PAID-IN CAPITAL    DEFICIT           TOTAL
                                  -------        --------        --------        ---------
Balance, September 8, 1995 ...    $    --        $268,353        $     --        $ 268,353

Net loss .....................         --              --         (16,893)         (16,893)
                                  -------        --------        --------        ---------

Balance, December 31, 1995 ...         --         268,353         (16,893)         251,460

Capital Contribution from Arch
   Communications Group, Inc.          --          15,000              --           15,000

Net Loss .....................         --              --         (56,595)         (56,595)
                                  -------        --------        --------        ---------

Balance, December 31, 1996 ...    $    --        $283,353        $(73,488)       $ 209,865
                                  =======        ========        ========        =========

  The accompanying notes are an integral part of these consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
      PREDECESSOR CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (in thousands)


                                                       ADDITIONAL
                                            COMMON      PAID-IN    ACCUMULATED
                                            STOCK      CAPITAL       DEFICIT        TOTAL
                                           --------    ---------    ---------     ---------
Balance, December 31, 1993 ............    $     --    $  21,733    $(106,534)    $ (84,801)
   Net loss ...........................          --           --       (9,845)       (9,845)
   Capital contributions from USA
     Mobile Communications
     Holdings, Inc.:
     Initial public offering ..........          --       50,133           --        50,133
     Acquisition of Premiere Page, Inc.          --       39,839           --        39,839
     Other ............................          --          623           --           623
                                           --------    ---------    ---------     ---------
Balance, December 31, 1994 ............          --      112,328     (116,379)       (4,051)
   Net loss ...........................          --           --      (22,533)      (22,533)
   Capital contributions from USA
      Mobile Communications
      Holdings, Inc.:
     Acquisition of Premiere Page, Inc.          --        1,332           --         1,332
     Other ............................          --           54           --            54
                                           --------    ---------    ---------     ---------
Balance, September 7, 1995 ............    $     --    $ 113,714    $(138,912)    $ (25,198)
                                           ========    =========    =========     =========

  The accompanying notes are an integral part of these consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                             PERIOD FROM
                                                                             SEPTEMBER 8,
                                                                               1995 TO     YEAR ENDED
                                                                             DECEMBER 31,  DECEMBER 31,
                                                                                 1995         1996
                                                                               --------     --------
Cash flows from operating activities:
   Net income (loss) ......................................................    $(16,893)    $(56,595)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
   Depreciation and amortization ..........................................      25,137       98,299
   Deferred tax benefit ...................................................      (2,878)     (19,791)
   Accounts receivable loss provision .....................................         587        2,906
   Changes in assets and liabilities, net of effect of merger:
      Accounts receivable .................................................      (2,923)      (5,512)
      Inventories .........................................................      (2,956)       2,644
      Prepaid expenses and other ..........................................         511          833
      Accounts payable and accrued expenses ...............................      (3,534)      (6,867)
      Customer deposits and deferred revenue ..............................        (231)       2,035
Payable to Arch Communications Group, Inc. ................................          --        2,625
Payable to Arch Communications Enterprises, Inc. ..........................          --         (145)
                                                                               --------     --------
Net cash provided by (used for) operating activities ......................      (3,180)      20,432
                                                                               --------     --------
Cash flows from investing activities:
   Additions to property and equipment, net ...............................     (10,146)     (58,939)
   Additions to intangible and other assets ...............................      (2,231)      (1,045)
   Sale of paging assets to Arch Communications Enterprises, Inc. .........          --       10,400
   Merger-related costs ...................................................     (10,383)          --
                                                                               --------     --------
Net cash used for investing activities ....................................     (22,760)     (49,584)
                                                                               --------     --------
Cash flows from financing activities:
   Issuance of long-term debt .............................................      39,500       61,000
   Repayment of long-term debt ............................................     (16,214)     (47,500)
   Proceeds from Arch Communications Enterprises, Inc. demand loan ........          --       32,500
   Repayment of demand loan to Arch Communications Enterprises, Inc. ......          --      (32,500)
   Capital contribution from Arch Communications Group, Inc. ..............          --       15,000
                                                                               --------     --------
Net cash provided by financing activities .................................      23,286       28,500
                                                                               --------     --------
Net decrease in cash and cash equivalents .................................      (2,654)        (652)
Cash, beginning of period .................................................       4,197        1,543
                                                                               --------     --------
Cash and cash equivalents, end of period ..................................    $  1,543     $    891
                                                                               ========     ========

Supplemental disclosure:
   Interest paid ..........................................................    $  8,373     $ 28,947
                                                                               ========     ========

   The accompanying notes are an integral part of these consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
                PREDECESSOR CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                         PERIOD FROM
                                                                                          JANUARY 1,
                                                                           YEAR ENDED      1995 TO
                                                                           DECEMBER 31,  SEPTEMBER 7,
                                                                              1994          1995
                                                                            ---------     ---------
Cash flows from operating activities:
   Net income (loss) ...................................................    $  (9,845)    $ (22,533)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .......................................       17,490        29,239
   Amortization of debt issuance costs .................................        1,923           720
   Debt issuance costs .................................................           --            --
   Interest expense paid by issuance of debt ...........................      (10,986)           --
   Deferred tax benefit ................................................           --        (2,675)
   Accounts receivable loss provision ..................................        1,281         2,149
   Changes in assets and liabilities, net of effect from acquisitions of paging companies:
      Accounts receivable ..............................................       (2,348)       (3,122)
      Inventories ......................................................       (3,860)          418
      Prepaid expenses and other .......................................         (652)         (198)
      Accounts payable .................................................        3,341        (3,969)
      Accrued expenses .................................................        1,117           972
      Accrued acquisition costs ........................................           --         2,553
      Accrued interest .................................................        3,890         1,375
      Customer deposits ................................................        1,065           950
      Deferred revenue .................................................          206           (39)
                                                                            ---------     ---------
Net cash provided by operating activities ..............................        2,622         5,840
                                                                            ---------     ---------
Cash flows from investing activities:
   (Investment) sale of investment in repurchase agreements ............      (37,000)       37,000
   Acquisitions of paging companies, net of cash acquired ..............      (44,096)      (28,684)
   (Payment) release of pending acquisition escrow deposits ............      (15,031)       14,234
   Additions to property and equipment, net ............................      (33,499)      (34,044)
   Additions to intangible and other assets ............................         (388)       (2,812)
                                                                            ---------     ---------
Net cash used for investing activities .................................     (130,014)      (14,306)
                                                                            ---------     ---------
Cash flows from financing activities:
   Issuance of long-term debt ..........................................      225,438        12,840
   Repayment of long-term debt .........................................     (148,016)         (651)
   Deferred offering costs .............................................           --            --
   Capital contributions ...............................................       50,271            54
                                                                            ---------     ---------
Net cash provided by financing activities ..............................      127,693        12,243
                                                                            ---------     ---------
Net increase in cash ...................................................          301         3,777
Cash, beginning of period ..............................................          119           420
                                                                            ---------     ---------
Cash, end of period ....................................................    $     420     $   4,197
                                                                            =========     =========

  The accompanying notes are an integral part of these consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    Organization -- USA Mobile Communications, Inc. II (USA Mobile II) is a provider of wireless messaging services, primarily paging services, in 9 states.

    On September 7, 1995, Arch Communications Group, Inc. (Arch) completed its acquisition of USA Mobile Communications Holdings, Inc. (USA Mobile) and its wholly-owned subsidiary USA Mobile II. The acquisition was completed in two steps. First, in May 1995, Arch acquired approximately 37%, or 5,450,000 shares, of USA Mobile's then outstanding common stock for $83.9 million in cash, funded by borrowings under Arch's credit agreements. Second, on September 7, 1995, the acquisition was completed through the merger of Arch with and into USA Mobile (the Merger). Upon consummation of the Merger, USA Mobile was renamed Arch Communications Group, Inc. In the Merger, each share of USA Mobile's outstanding common stock was exchanged for Arch common stock on a .8020-for-one basis (an aggregate of 7,599,493 shares of Arch common stock), and the 5,450,000 USA Mobile shares purchased by Arch in May 1995 were retired.

    The Merger has been accounted for using the purchase method of accounting. Arch is treated as the acquirer in the Merger for accounting and financial reporting purposes. The fair values of USA Mobile II's assets and liabilities at the effective time of the Merger represent a new cost basis for those assets and liabilities that has been pushed down to the accompanying separate financial statements of USA Mobile II dated subsequent to September 7, 1995. The principal effect of push down accounting was to increase the carrying values of intangible assets by $374.1 million and to decrease the carrying values of property and equipment by $9.2 million. Substantially all USA Mobile's assets and liabilities were composed of the assets and liabilities of USA Mobile II on the Merger date. Pro forma information is included in Note 2.

    The aggregate consideration paid or exchanged in the Merger was $582.2 million, consisting of cash paid of $88.9 million (including direct transaction costs), 7,599,493 shares of Arch common stock valued at $209.0 million and the assumption of liabilities of $284.3 million, including $241.2 million of long-term debt. Resulting goodwill is being amortized over a ten-year period using the straight-line method. The accompanying consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 1994 and the period January 1, 1995 to September 7, 1995 are collectively referred to herein as "Predecessor Financial Statements". Application of the purchase method of accounting at the Merger date primarily resulted in higher values assigned to intangible assets which will have the effect of increased amortization expense charged in future periods. Accordingly, Predecessor Financial Statements are not comparable to the financial statements of USA Mobile II subsequent to the Merger date. Certain amounts in the Predecessor Financial Statements, however, were reclassified to conform with the current period presentation.

    Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of USA Mobile II and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Revenue Recognition -- USA Mobile II recognizes revenue under rental and service agreements with customers as the related services are performed. Maintenance revenues and related costs are recognized ratably over the respective terms of the agreements. Sales of equipment are recognized upon delivery. Commissions are recognized as an expense when incurred.

    Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash Equivalents - Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less. The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

    Inventories -- Inventories consist of new pagers which are held specifically for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

    Property and Equipment -- Pagers sold or otherwise retired are removed from the accounts at their net book value using the first-in, first-out method. USA Mobile II provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

                                                                      ESTIMATED
            ASSET CLASSIFICATION                                     USEFUL LIFE
            --------------------                                     -----------
Buildings and improvements ..............................             20 Years
Leasehold improvements ..................................             Lease Term
Paging and computer equipment ...........................             3-8 Years
Furniture and fixtures ..................................             5-8 Years
Vehicles ................................................             3 Years


    Depreciation and amortization expense related to property and equipment totaled $16,051,000, $17,297,000, $5,421,000 and $34,972,000 for the year ended
December 31, 1994, the period from January 1, 1995 to September 7, 1995, the period from September 8, 1995 to December 31, 1995 and the year ended December 31, 1996, respectively.

    Intangible and Other Assets -- Intangible and other assets, net of accumulated amortization, are composed of the following at December 31, 1995 and 1996 (in thousands):



                                                        1995              1996
                                                      --------          --------
Goodwill ...................................          $267,398          $242,769
Purchased FCC licenses .....................           133,790           117,183
Purchased subscriber lists .................            86,519            65,256
Non-competition agreements .................             3,749             2,615
Deferred financing costs ...................             1,824               248
Other ......................................             2,457               768
                                                      --------          --------
                                                      $495,737          $428,839
                                                      ========          ========

    Amortization expense related to intangible and other assets totaled $1,440,000, $11,942,000, $19,716,000 and $63,327,000 for the year ended December
31, 1994, the period from January 1, 1995 to September 7, 1995, the period from September 7, 1995 to December 31, 1995 and the year ended December 31, 1996, respectively.

    Subscriber lists, Federal Communications Commission (FCC) licenses and goodwill are amortized over their estimated useful lives, ranging from five to ten years using the straight-line method. Non-competition agreements are amortized over the terms of the agreements using the straight-line method. Other assets consist of organizational and FCC application and development costs which are amortized using the straight-line method over their estimated useful lives not exceeding ten years. Development costs include nonrecurring, direct costs incurred in the development and expansion of paging systems, and are amortized over a two-year period. Deferred financing costs incurred in connection with USA Mobile II's credit agreements (see Note 3) being amortized over periods not to exceed the terms of the related agreements.

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" USA Mobile II evaluates the recoverability of its carrying value of the Company's long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets as compared to the original estimates used in measuring the assets. To the extent impairment is identified, USA Mobile II reduces the carrying value of such impaired assets. To date, USA Mobile II has not had any such impairments.

    Fair Value of Financial Instruments -- USA Mobile II's financial instruments, as defined under Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures about Fair Value of Financial Instruments", include its cash and its debt financing. The fair value of cash is equal to the carrying value at December 31, 1995 and 1996.

    As discussed in Note 3, USA Mobile II's debt financing consists of (1) senior bank debt and (2) fixed rate Senior Notes. USA Mobile II considers the fair value of the senior bank debt to be equal to the carrying value since this facility bears a current market rate of interest.

    USA Mobile II's fixed rate Senior Notes are traded publicly. The following table depicts the fair value of this debt based on the current market quote as of December 31, 1995 and 1996 (in thousands):


                                      DECEMBER 31, 1995      DECEMBER 31, 1996
                                    ---------------------   --------------------
                                    CARRYING                CARRYING
         DESCRIPTION                 VALUE     FAIR VALUE     VALUE   FAIR VALUE
         -----------                 -----     ----------     -----   ----------
9 1/2% Senior Notes due 2004 ....    $125,000    $129,000    $125,000    $117,000
14% Senior Notes due 2004 .......     100,000     111,000     100,000     115,000

    Reclassifications -- Certain amounts of prior periods were reclassified to conform to the 1996 presentation.

2. ACQUISITIONS

    During 1994, USA Mobile II acquired substantially all of the paging operations of Paging USA, Inc. (August), Cincinnati Bell Paging (the paging business of Cincinnati Bell Telephone Company and Cincinnati Bell Messaging Services, Inc.) (December), Page Alert (a division of Communications Alert, Inc.) (December) and Premiere Page, Inc. (Premiere Page) (December). On March 3, 1995, USA Mobile II acquired PCI Holding Company, Inc. (PCI) for $20.6 million in cash.

    These acquisitions and the Merger have been accounted for as purchases, and the results of their operations have been included in the consolidated financial statements from the dates of the respective acquisitions. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions and the push-down accounting effect of the Merger had occurred on January 1, 1994, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and the Merger been completed on January 1, 1994, or of the results that may occur in the future. Net income (loss) per share is not presented because it is not considered meaningful.

                                                    YEAR ENDED DECEMBER 31,
                                                  (unaudited and in thousands)

                                                PREDECESSOR
                                                   1994                  1995
                                                   ----                  ----
Total Revenues .......................           $  87,851            $ 125,014
Net income (loss) ....................           $ (51,064)             (57,158)

    On May 23, 1995, USA Mobile II concluded a settlement of a class action suit brought against it by certain investors in Premiere Page. The settlement released USA Mobile from certain claims by certain former shareholders of Premiere Page in return for the issuance of an additional 139,300 shares of USA Mobile's common stock valued at $1,332,000 and payment of plaintiffs counsel fees and expenses.

3. LONG-TERM DEBT

    Long-term debt consisted of the following at December 31, 1995 and 1996 (in thousands):


                                                        1995              1996
                                                      --------          --------
Senior bank debt ...........................          $ 39,500          $ 53,000
9 1/2% Senior Notes due 2004 ...............           125,000           125,000
14% Senior Notes due 2004 ..................           100,000           100,000
                                                      --------          --------
Long-term debt .............................          $264,500          $278,000
                                                      ========          ========

    Senior Bank Debt -- USA Mobile II and the direct subsidiaries of USA Mobile II (the "USA Mobile II Borrowing Subsidiaries") are parties to a Credit Agreement dated September 8, 1995, as amended, with a bank and other lenders establishing the USA Mobile II Credit Facility.

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

    As of December 31, 1996, $53.0 million was outstanding under the USA Mobile II Credit Facility. At December 31, 1996, such advances bore interest at an average annual rate of 8.5%. At December 31, 1996, $7.0 million was available under the USA Mobile II Credit Facility.

    In March 1997, the USA Mobile II Borrowing Subsidiaries entered into a new credit agreement, pursuant to which the lenders have agreed, subject to certain terms and conditions set forth in the agreement, to provide a $110 million five-year reducing revolving credit facility (the 1997 USA Mobile II Credit Facility) which replaces the existing USA Mobile Credit Facility. The terms of the 1997 USA Mobile II Credit Facility are substantially the same as the USA Mobile II Credit Facility except that the scheduled mandatory reductions commence on June 30, 2000.

    Senior Notes -- The USA Mobile II 9 1/2% Notes and the USA Mobile II 14% Notes (collectively, the Senior Notes) contain certain restrictive covenants which, among other things, limit the ability of USA Mobile II to: incur additional indebtedness; pay dividends; redeem capital stock or subordinated debt; make certain investments; grant liens on its assets; sell assets; enter into transactions with related parties; and merge, consolidate or transfer substantially all of its assets, under certain circumstances.

    The completion of the Merger (see Note 1) constituted a "change in control" of USA Mobile II under the Indenture relating to the USA Mobile II 14% Notes. On October 6, 1995, USA Mobile II commenced an offer to permit the holders of the USA Mobile II 14% Notes to sell them to USA Mobile II, in whole or in part, at a price in cash equal to 102% of the principal amount thereof. The offer to purchase the USA Mobile II 14% Notes expired on November 6, 1995 with none of the USA Mobile II 14% Notes being tendered. No redemption offer is required or will be made as a result of the Merger for the USA Mobile II 9 1/2% Notes.

    Maturities of Debt -- Scheduled long-term debt maturities under the 1997 USA Mobile II Credit Facility and the Senior Notes commence in 2001 with payments of $3.0 million and $275.0 million in the years thereafter.

4. INCOME TAXES

    USA Mobile II accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

    The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets at December 31, 1995 and 1996 are as follows (in thousands):

                                                      1995               1996
                                                    --------           --------
Deferred tax assets ......................          $ 27,473           $ 29,496
Deferred tax liabilities .................           (87,995)           (70,227)
                                                    --------           --------
                                                    $(60,522)          $(40,731)
                                                    ========           ========

    The approximate effect of each type of temporary difference and carryforward at December 31, 1995 and 1996 is summarized as follows (in thousands):


                                                        1995             1996
                                                      --------         --------
Net operating losses .........................        $ 26,904         $ 29,199
Intangible and other assets ..................         (84,723)         (67,508)
Depreciation of property & equipment .........          (3,272)          (2,719)
Accruals and reserves ........................             569              297
                                                      --------         --------
                                                      $(60,522)        $(40,731)
                                                      ========         ========

    The effective income tax rate differs from the statutory Federal tax rate primarily due to the nondeductibility of goodwill amortization. The net operating loss (NOL) carryforwards expire at various dates through 2011. The Internal Revenue Code contains provisions that may limit the NOL carryforwards available to be used in any given year if certain events occur, including significant changes in ownership, as defined.

5. COMMITMENTS

    USA Mobile II has operating leases for office and transmitting sites with lease terms ranging from one month to approximately ten years. In most cases, USA Mobile II expects that, in the normal course of business, leases will be renewed or replaced by other leases.

    Future minimum lease payments under noncancellable operating leases at December 31, 1996 are as follows (in thousands):


 YEAR ENDING
 DECEMBER 31,
 ------------
 1997 .................................................                  $ 5,211
 1998 .................................................                    4,302
 1999 .................................................                    3,374
 2000 .................................................                    1,638
 2001 .................................................                      755
 Thereafter ...........................................                    1,319
                                                                         -------
Total .................................................                  $16,599
                                                                         =======

    Total rent expense under operating leases for the year ended December 31, 1994, for the period January 1, 1995 to September 7, 1995, for the period September 8, 1995 to December 31, 1995 and for the year ended December 31, 1996 approximated $1,958,000, $3,346,000, $1,640,000, and $5,856,000, respectively.

6. EMPLOYEE BENEFIT PLAN

    In 1994, USA Mobile II established a retirement savings plan, qualifying under Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. The plan provides for USA Mobile II matching contributions. Matching contributions for the year ended December 31, 1994, the period from January 1, 1995 to September 7, 1995, the period from September 8, 1995 to December 31, 1995 and the year ended December 31, 1996 approximated $46,000, $58,000, $27,000 and $106,000, respectively.

7. PREDECESSOR INFORMATION

    In 1994, USA Mobile contributed $50.3 million of proceeds from an equity offering to USA Mobile II. In 1994, USA Mobile II completed a public offering of its Senior Notes (see Note 3).

8. RELATED PARTY TRANSACTIONS

    Intercompany transactions with Arch Communications Group, Inc. and Subsidiaries - In March 1996, Arch completed a public offering of 10 7/8% Senior Discount Notes due March 2008 generating net proceeds of $266.1 million. Arch used $47.5 million of the net proceeds (of which $15.0 million was a capital contribution from Arch to USA Mobile II and $32.5 million was an intercompany demand loan from Arch Communications Enterprises Inc. ("Arch Enterprises"), a wholly-owned subsidiary of Arch, to USA Mobile II) to repay all then outstanding indebtedness under USA Mobile II's credit facility. The demand intercompany loan was repaid to Arch Enterprises in May 1996, through borrowings under USA Mobile II's credit facility.

    In 1996, USA Mobile II sold certain paging assets to Arch Enterprises for $10.4 million. The fair values of asset and liabilities transferred ($10.7 million and $0.3 million, respectively) approximated the net book values of those assets and liabilities; hence, no gain or loss was recognized.

9. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

    Quarterly financial information is presented for the period commencing October 1, 1995 as this was the first full quarter after the date of the Merger. The quarterly information is summarized below (in thousands):

    Quarter ended December 31, 1995:

                                                                        FOURTH
                                                                        QUARTER
                                                                        -------
Revenues ...............................................               $ 33,165
Operating income (loss) ................................                 (8,476)
Net income (loss) ......................................                (13,326)



    Year ended December 31, 1996:

                                  FIRST       SECOND        THIRD       FOURTH
                                 QUARTER      QUARTER      QUARTER      QUARTER
Revenues ...................    $ 32,864     $ 34,776     $ 36,299     $ 37,521
Operating income (loss) ....      (9,582)     (10,864)     (12,231)     (13,574)
Net income (loss) ..........     (12,832)     (13,765)     (14,604)     (15,394)

                                                                     SCHEDULE II



                       USA MOBILE COMMUNICATIONS, INC. II
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEAR ENDED DECEMBER 31, 1994 (PREDECESSOR)
         PERIOD FROM JANUARY 1, 1995 TO SEPTEMBER 7, 1995 (PREDECESSOR)
               PERIOD FROM SEPTEMBER 8, 1995 TO DECEMBER 31, 1995
                          YEAR ENDED DECEMBER 31, 1996
                                 (in thousands)



                                                    BALANCE AT                           BALANCE
                                                     BEGINNING   CHARGED                 AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS                      OF PERIOD  TO EXPENSE  WRITE-OFFS  OF PERIOD
-------------------------------                       -------    -------     -------     -------
Year ended December 31, 1994                          $   485    $ 1,281     $(1,416)    $   350
                                                      =======    =======     =======     =======

Period from January 1, 1995 to September 7, 1995      $   350    $ 2,149     $(1,517)    $   982
                                                      =======    =======     =======     =======

Period from September 8, 1995 to December 31, 1995    $   982    $   587     $  (771)    $   798
                                                      =======    =======     =======     =======

Year ended December 31, 1996                          $   798    $ 2,906     $(2,633)    $ 1,071
                                                      =======    =======     =======     =======

                                      INDEX


EXHIBIT                            DESCRIPTION

3.1    -   Restated Certificate of Incorporation. (1)

3.2    -   By-laws, as amended.(1)

4.1    -   Indenture, dated February 1, 1994, between USA Mobile Communications,
           Inc. II ("USA Mobile II") and United States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes due 2004 of
           USA Mobile II. (1)

4.2    -   Indenture, dated December 15, 1994, between USA Mobile II and United
           States Trust Company of New York, as Trustee, relating to the 14% Senior Notes due 2004 of USA Mobile II. (2)

+10.1  -   Non-Competition Agreement, dated as of April 3, 1995, among Janice B.
           Fuellhart, USA Mobile Communications Holdings, Inc. ("USA Mobile"), USA Mobile II and Arch Communications Group, Inc. ("Arch") (3)

+10.2  -   Non-Competition Agreement, dated as of April 3, 1995, among Peter G.
           Graf, USA Mobile, USA Mobile II and Arch. (3)

10.3   -   Credit Agreement, dated September 8, 1995 the "USA Mobile II Credit
           Agreement"), by and among Premiere Page of Kansas, Inc., Q Media Paging-Alabama, Inc., USA Mobile Communications, Inc. III, Q Media Company-Paging, Inc., W.Q. Communications, Inc., USA Mobile Communications, Inc. II, the Lenders Party hereto and The Bank of New York, as Administrative Agent (5)

16.1   -   Letter regarding change in certifying accountant (4).

27     -   Financial Data Schedule

+ Identifies exhibits constituting a management contract or compensatory plan

(1) Incorporated by reference from the Registration Statement on Form S-1 (File no. 33-72646) of USA Mobile II

(2) Incorporated by reference from the Registration Statement on Form S-1 (File no. 33-85580) of USA Mobile II

(3) Incorporated by reference from the Schedule 14D-9 of Arch (then known as USA Mobile) filed with the Securities and Exchange Commission on April 10, 1995.

(4) Incorporated by reference from the Current Report on Form 8-K of USA Mobile II dated September 7, 1995 and filed September 12, 1995

(5) Incorporated by reference from Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Arch for the quarter ended September 30, 1995. Confidential treatment previously granted with respect to portions of this exhibit.