Form 10-Q
period 1997-03-31
USA MOBILE COMMUNICATIONS INC II
filed 1997-05-14
CIK 916122

================================================================================

                   QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

            (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________

                                   ----------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 748.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of May 14,1997.

================================================================================

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



PART I.           FINANCIAL INFORMATION                                                       Page
                  ---------------------                                                       ----
Item 1.           Financial Statements:

                  Consolidated Condensed Balance Sheets as of March 31, 1997 and
                  December 31, 1996                                                             3

                  Consolidated Condensed Statements of Operations for the
                  Three Months Ended March 31, 1997 and 1996                                    4

                  Consolidated Condensed Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and 1996                                    5

                  Notes to Consolidated Condensed Financial Statements                          6

Item 2.           Management's Discussion and Analysis of Financial Condition                  10
                  and Results of Operations

PART II.          OTHER INFORMATION                                                            16

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                         March 31, 1997       December 31, 1996
                                                         --------------       -----------------
                                 ASSETS                    (unaudited)
Current assets:
     Cash and cash equivalents                             $   1,044              $     891
     Accounts receivable, net                                  7,742                  8,034
     Inventories                                              12,435                  8,807
     Prepaid expenses and other                                  733                    962
     Due from Arch Communications Enterprises, Inc.              107                     --
                                                           ---------              ---------
         Total current assets                                 22,061                 18,694
                                                           ---------              ---------
Property and equipment, at cost                              155,748                144,448
Less accumulated depreciation and amortization               (43,630)               (33,127)
                                                           ---------              ---------
Property and equipment, net                                  112,118                111,321
                                                           ---------              ---------
Intangible and other assets, net                             414,728                428,839
                                                           ---------              ---------
                                                           $ 548,907              $ 558,854
                                                           =========              =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $  14,377              $   4,850
     Accrued interest                                          7,941                  7,736
     Accrued expenses and other liabilities                   12,437                 14,695
     Payable to Arch Communications Enterprises, Inc.             --                     27
     Payable to Arch Communications Group, Inc.                1,181                  2,950
                                                           ---------              ---------
         Total current liabilities                            35,936                 30,258
                                                           ---------              ---------
Long-term debt                                               283,000                278,000
                                                           ---------              ---------
Deferred income taxes                                         35,431                 40,731
                                                           ---------              ---------
Stockholders' equity:
     Common stock - $.01 par value                                --                     --
     Additional paid-in capital                              283,353                283,353
     Accumulated deficit                                     (88,813)               (73,488)
                                                           ---------              ---------
         Total stockholders' equity                          194,540                209,865
                                                           ---------              ---------
                                                           $ 548,907              $ 558,854
                                                           =========              =========




The accompanying notes are an integral part of these financial consolidated statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                          (unaudited and in thousands)



                                                1997          1996
                                                ----          ----
Service, rental, and maintenance revenues     $ 34,156      $ 28,988
Product sales                                    4,902         3,876
                                              --------      --------
      Total revenues                            39,058        32,864
Cost of products sold                           (3,502)       (2,364)
                                              --------      --------
                                                35,556        30,500
                                              --------      --------
Operating expenses:
   Service, rental, and maintenance              7,239         6,320
   Selling                                       5,523         5,540
   General and administrative                    7,697         6,394
   Depreciation and amortization                27,934        21,828
                                              --------      --------
     Total operating expenses                   48,393        40,082
                                              --------      --------
Operating income (loss)                        (12,837)       (9,582)
Interest expense, net                           (7,788)       (7,565)
                                              --------      --------
Income (loss) before income tax benefit        (20,625)      (17,147)
Benefit from income taxes                        5,300         4,315
                                              --------      --------
Net income (loss)                             $(15,325)     $(12,832)
                                              ========      ========


The accompanying notes are an integral part of these consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                          (unaudited and in thousands)



                                                                          1997          1996
                                                                          ----          ----
Net cash provided by operating activities                               $  9,773      $  4,541
                                                                        --------      --------

Cash flows used for investing activities:
   Additions to property and equipment, net                              (13,521)      (14,820)
   Additions to intangible and other assets                               (1,099)         (372)
                                                                        --------      --------
Net cash used for investing activities                                   (14,620)      (15,192)
                                                                        --------      --------

Cash flows from financing activities:
   Issuance of long-term debt                                             61,000        11,000
   Repayment of long-term debt                                           (56,000)      (47,500)
   Proceeds from Arch Communications Enterprises, Inc. demand loan            --        32,500
   Capital contribution for Arch Communications Group, Inc.                   --        15,000
                                                                        --------      --------
Net cash provided by financing activities                                  5,000        11,000
                                                                        --------      --------

Net increase in cash and cash equivalents                                    153           349
Cash and cash equivalents, beginning of period                               891         1,543
                                                                        --------      --------
Cash and cash equivalents, end of period                                $  1,044      $  1,892
                                                                        ========      ========

Supplemental disclosure:
   Interest paid                                                        $  7,444      $  6,880


The accompanying notes are an integral part of these financial consolidated statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

         (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of USA Mobile Communications, Inc. II ("USA Mobile II") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1996, has been prepared by management without audit by independent accountants. The consolidated condensed balance sheet at December 31, 1996 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1996. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobile II's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

         (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                  March 31,   December 31,
                                                    1997         1996
                                                 -----------  ------------
                                                 (unaudited)

Goodwill                                          $235,867      $242,769
Purchased FCC licenses                             113,834       117,183
Purchased subscriber lists                          60,869        65,256
Non-competition agreements                           2,415         2,615
Deferred financing costs                             1,034           248
Other                                                  709           768
                                                  --------      --------
                                                  $414,728      $428,839
                                                  ========      ========

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

SHIFT IN OPERATING FOCUS

         On April 30, 1997, Arch Communications Group, Inc. ("Arch") announced it was shifting its operating focus to put a higher priority on leverage reduction rather than subscriber unit growth. Arch's deleveraging efforts will focus on but not be limited to slowing capital expenditures, across-the-board operating efficiencies and the possible sale of non-strategic assets. The following discussion does not reflect the future impact of this shift in operating focus.

RESULTS OF OPERATIONS

         Total revenues increased to $39.1 million or 18.8% for the three months ended March 31, 1997, as compared to $32.9 million for the corresponding 1996 period. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased 17.8% to $34.2 million for the three months ended March 31, 1997, from $29.0 million for the three months ended March 31, 1996. These increases in revenues were primarily due to the increase in the number of pagers in service from March 31, 1996 to March 31, 1997. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three months ended March 31, 1997 and 1996. USA Mobile II does not differentiate between service and rental revenues.

         Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $7.2 million in the three months ended March 31, 1997 from $6.3 million in the three months ended March 31, 1996. The increase was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers.

         Selling expenses remained flat at $5.5 million in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Selling expenses are directly related to the number of net new subscribers added. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate than in the past.

         General and administrative expenses increased to $7.7 million in the three months ended March 31, 1997 from $6.4 million in the three months ended March 31, 1996. The increase was due primarily to increased expenses associated with supporting more pagers in service.

         Depreciation and amortization expenses increased to $27.9 million in the three months ended March 31, 1997 from $21.8 million in the three months ended March 31, 1996. These expenses reflect USA Mobile II's continued investment in pagers and other system expansion capital to support continued growth.

         Operating loss increased to $12.8 million in the three months ended March 31, 1997 from $9.6 million in the three months ended March 31, 1996, as a result of the factors outlined above.

         Net interest expense increased to $7.8 million in the three months ended March 31, 1997 from $7.6 million in the corresponding 1996 period. The increase was attributable to an increase in USA Mobile II's outstanding debt.

         During the three months ended March 31, 1997 and 1996, USA Mobile II recognized an income tax benefit of $5.3 million and $4.3 million, respectively, representing the tax benefit of operating losses subsequent to September 7, 1995 which were available to offset previously established deferred tax liabilities arising from Arch's acquisition of USA Mobile.

         USA Mobile II's net loss was $15.3 million for the three months ended March 31, 1997 as compared to $12.8 million for the three months ended March 31, 1996 as a result of factors outlined above.

         Earnings Before Interest, Taxes, Depreciation and Amortization, ("EBITDA"), increased 23.3% to $15.1 million in the three months ended March 31, 1997 from $12.2 million in the three months ended march 31, 1996, as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether USA Mobile II is in compliance with the covenants under its credit facility, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect income tax benefit and interest expense. USA Mobile's financial objective is to increase its EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investments in continued growth, including purchase of pagers and paging system equipment, construction and expansion of paging systems.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The following important factors, among others, could cause USA Mobile II's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by USA Mobile II's management from time to time.

    INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

         USA Mobile II is highly leveraged. At March 31, 1997, USA Mobile II had outstanding $283.0 million of total debt. Many factors, some of which will be beyond USA Mobile II's control, such as prevailing economic conditions, will affect the performance of USA Mobile II. In addition, covenants imposed by the credit facility and other indebtedness of USA Mobile II restrict the ability of USA Mobile II to incur additional indebtedness and prohibit certain activities and may limit other aspects of USA Mobile II's operations. There can be no assurance that USA Mobile II will be able to generate sufficient cash flow to cover required interest and principal payments on its indebtedness. If USA Mobile II is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to USA Mobile II, that USA Mobile II will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. USA Mobile II's high degree of leverage may have important consequences for USA Mobile II, including: (i) the ability of USA Mobile to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of USA Mobile II will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) USA Mobile II may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) USA Mobile II's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

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

    COMPETITION AND TECHNOLOGICAL CHANGE

         USA Mobile II faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. USA Mobile II believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that USA Mobile II generally competes effectively based on these factors. Monthly fees for basic paging services have, in general, declined since USA Mobile II commenced operations, due in part to competitive conditions, and USA Mobile II may face significant price-based competition in the future which could adversely affect USA Mobile II. Some of USA Mobile II's competitors possess greater financial, technical and other resources than USA Mobile II. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on USA Mobile II's markets, USA Mobile II's results of operations could be adversely affected. A variety of wireless two-way communication technologies currently are in use or under development. Although such technologies generally are higher priced than paging services or not widely available, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for USA Mobile II. Two-way service providers also could elect to provide paging service as an adjunct to their primary services. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by USA Mobile II or could require USA Mobile II to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. For example, the FCC has created potential sources of competition by opening up new spectrum for such services as the General Wireless Communications Service ("GWCS") and the Wireless Communications Service ("WCS") as well as speeding up licensing of other services through auctions, including the Local Multipoint Distribution Service ("LMDS"), 220-222 MHz and broadband PCS services. Entities offering service on wireless two-way communications technology, including cellular telephones and specialized mobile radio services, also compete with the paging services that the Company provides. There can be no assurance that the Company will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

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

    GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

         The paging operations of USA Mobile II are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on USA Mobile II's business. Changes in regulation of USA Mobile II's paging business or the allocation of radio spectrum for services that compete with USA Mobile II's business could adversely USA Mobile II's results of operations. Indeed, the FCC has created potential sources of competition by opening up new spectrum for such services as the GWCS and the WCS as well as, speeding up licensing of other services through auctions, including the LMDS, 220-222 MHz and broadband PCS services. Further, the FCC has recently adopted rules implementing a market area licensing scheme. In addition, some aspects of the recently enacted Telecommunications Act of 1996 could have a beneficial effect on USA Mobile II's business, but other provisions may place additional burdens upon USA Mobile II or subject USA Mobile II to increased competition.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

         USA Mobile II is involved in various lawsuits and claims arising in the normal course of business. USA Mobile II believes that none of such matters will have a material adverse effect on the USA Mobile II's business or financial condition.


Item 2.       Changes in Securities

              None.

Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.


Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a) The exhibits listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

              (b) None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.

                                       USA MOBILE COMMUNICATIONS, INC. II


Dated:  May 14, 1997                   By: /s/ William A. Wilson
                                           ------------------------------
                                           William A. Wilson
                                           Executive Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT                                                       DESCRIPTION

 +10.12!       -     First Amended and Restated Credit Agreement, dated March 19, 1997, by and among Premiere
                     Page of Kansas, Inc., Q Media Paging-Alabama, Inc., USA Mobile Communications, Inc. III, Q
                     Media Company-Paging, Inc., W.Q. Communications, Inc., USA Mobile Communications, Inc. II,
                     The Lenders Party Hereto, and The Bank of New York, as Administrative Agent.
+10.13!        -     Letter Agreement dated January 7, 1997 and Amendment 1 dated May 1, 1997 between the
                     Company and Motorola, Inc.
 27.1*         -     Financial Data Schedule.

*    Filed herewith
! Incorporated by reference from the Quarterly Report on Form 10-Q of Arch for the quarter ended March 31, 1997. Confidential treatment requested with respect to portions of this exhibit.
+    Identifies exhibits constituting a management contract or compensatory plan