Form 10-Q
period 1997-06-30
USA MOBILE COMMUNICATIONS INC II
filed 1997-08-13
CIK 916122

[GRAPHIC OMITTED]

                   QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

            (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 748.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of August 8, 1997.

[GRAPHIC OMITTED]

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I     FINANCIAL INFORMATION                                           PAGE

Item 1     Financial Statements:

           Consolidated Condensed Balance Sheets as of June 30, 1997 and
           December 31, 1996                                                 3

           Consolidated Condensed Statements of Operations for the
           Three and Six Months Ended June 30, 1997 and 1996                 4

           Consolidated Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 1997 and 1996                           5

           Notes to Consolidated Condensed Financial Statements              6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7


PART II    OTHER INFORMATION                                                11

Item 1     Legal Proceedings
Item 5     Other Information
Item 6     Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    JUNE 30, 1997    DECEMBER 31, 1996
                                                    -------------    -----------------
                                 ASSETS              (unaudited)
Current assets:
     Cash and cash equivalents                        $     3,133       $       891
     Accounts receivable, net                               8,647             8,034
     Inventories                                           10,133             8,807
     Prepaid expenses and other                               568               962
     Due from Arch Communications Enterprises, Inc.           953               (27)
                                                      -----------       -----------
         Total current assets                              23,434            18,667
                                                      -----------       -----------
Property and equipment, at cost                           156,915           144,448
Less accumulated depreciation and amortization            (51,135)          (33,127)
                                                      -----------       -----------
Property and equipment, net                               105,780           111,321
                                                      -----------       -----------
Intangible and other assets, net                          399,813           428,839
                                                      -----------       -----------
                                                      $   529,027       $   558,827
                                                      ===========       ===========

                LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                 $    10,656       $     4,850
     Accrued interest                                       7,507             7,736
     Accrued expenses and other liabilities                13,215            14,695
     Due to Arch Communications Group, Inc.                   672             2,950
                                                      -----------       -----------
         Total current liabilities                         32,050            30,231
                                                      -----------       -----------
Long-term debt                                            288,000           278,000
                                                      -----------       -----------
Deferred income taxes                                      30,131            40,731
                                                      -----------       -----------
Stockholder's equity:
     Common stock - $.01 par value                           --                --
     Additional paid-in capital                           283,353           283,353
     Accumulated deficit                                 (104,507)          (73,488)
                                                      -----------       -----------
         Total stockholder's equity                       178,846           209,865
                                                      -----------       -----------
                                                      $   529,027       $   558,827
                                                      ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              USA MOBILE COMMUNICATIONS, INC. II
                (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (unaudited and in thousands)


                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              1997         1996           1997         1996
Service, rental, and maintenance
  revenues                                $   35,413    $   31,143    $   69,569    $   60,131
Product sales                                  4,807         3,633         9,709         7,509
                                          ----------    ----------    ----------    ----------
     Total revenues                           40,220        34,776        79,278        67,640
Cost of products sold                         (3,247)       (2,348)       (6,749)       (4,712)
                                          ----------    ----------    ----------    ----------
                                              36,973        32,428        72,529        62,928
                                          ----------    ----------    ----------    ----------
Operating expenses:
   Service, rental, and maintenance            7,877         6,731        15,116        13,051
   Selling                                     5,187         4,975        10,710         9,585
   General and administrative                  8,654         8,279        16,351        15,603
   Depreciation and amortization              28,385        23,307        56,319        45,135
                                          ----------    ----------    ----------    ----------
     Total operating expenses                 50,103        43,292        98,496        83,374
                                          ----------    ----------    ----------    ----------
Operating income (loss)                      (13,130)      (10,864)      (25,967)      (20,446)
Interest expense, net                         (7,864)       (7,491)      (15,652)      (15,056)
                                          ----------    ----------    ----------    ----------
Income (loss) before income tax benefit      (20,994)      (18,355)      (41,619)      (35,502)
Benefit from income taxes                      5,300         4,590        10,600         8,905
                                          ----------    ----------    ----------    ----------
Net income (loss)                         $  (15,694)   $  (13,765)   $  (31,019)   $  (26,597)
                                          ==========    ==========    ==========    ==========


    The accompanying notes are an integral part of these consolidated financial statements.

                                              4

                               USA MOBILE COMMUNICATIONS, INC. II
                 (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited and in thousands)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                           1997          1996

Net cash provided by operating activities                               $   13,994    $    8,726
                                                                        ----------    ----------

Cash flows from investing activities:
   Additions to property and equipment, net                                (20,090)      (30,146)
   Additions to intangible and other assets                                 (1,662)         (676)
   Sale of paging assets to Arch Communications Enterprises, Inc.             --          10,400
                                                                        ----------    ----------
Net cash used for investing activities                                     (21,752)      (20,422)
                                                                        ----------    ----------

Cash flows from financing activities:
   Issuance of long-term debt                                               66,000        51,500
   Repayment of long-term debt                                             (56,000)      (47,500)
    Proceeds from Arch Communications Enterprises, Inc. demand loan           --          32,500
    Repayment of demand loan to Arch Communications Enterprises, Inc.         --         (32,500)
   Capital contribution from Arch Communications Group, Inc.                  --          15,000
                                                                        ----------    ----------
Net cash provided by financing activities                                   10,000        19,000
                                                                        ----------    ----------

Net increase in cash and cash equivalents                                    2,242         7,304
Cash and cash equivalents, beginning of period                                 891         1,543
                                                                        ----------    ----------
Cash and cash equivalents, end of period                                $    3,133    $    8,847
                                                                        ==========    ==========

Supplemental disclosure:
   Interest paid                                                        $   15,684    $   14,313


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


     (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                          June 30,  December 31,
                                                            1997        1996
                                                         (unaudited)

Goodwill                                                   $228,402   $242,769
Purchased FCC licenses                                      110,664    117,183
Purchased subscriber lists                                   56,682     65,256
Non-competition agreements                                    2,503      2,615
Deferred financing costs                                        881        248
Other                                                           681        768
                                                           --------   --------
                                                           $399,813   $428,839
                                                           ========   ========


     (c) Reclassifications - Certain amounts of prior periods were reclassified to conform with the 1997 presentation.

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

RESULTS OF OPERATIONS

     Total revenues increased to $40.2 million (a 15.7% increase), and $79.3 million (a 17.2% increase) in the three and six months ended June 30, 1997, respectively, from $34.8 million and $67.6 million for the corresponding 1996 periods. Net revenues (total revenues less cost of products sold) increased to $37.0 million (a 14.0% increase) and $72.5 million (a 15.3% increase) in the three and six months ended June 30, 1997, respectively, from $32.4 million and $62.9 million, respectively. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased 13.7% to $35.4 million and 15.7% to $69.6 million, respectively, for the three and six months ended June 30, 1997, from $31.1 million and $60.1 million for the three and six months ended June 30, 1996, respectively. These increases in revenues were primarily due to the increase in the number of pagers in service from June 30, 1997 to June 30, 1996. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and six months ended June 30, 1997 and 1996. USA Mobile II does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $1.6 million and $3.0 million in the three and six months ended June 30, 1997, respectively, from $1.3 million and $2.8 million in the three and six months ended June 30, 1996, respectively, as a result of a greater number of pager unit sales.

     Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $7.9 million and $15.1 million in the three and six months ended June 30, 1997, respectively, from $6.7 million and $13.1 million in the three and six months ended June 30, 1996, respectively. The increases were due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers.

     Selling expenses increased to $5.2 million and $10.7 million in the three and six months ended June 30, 1997, respectively, from $5.0 million and $9.6 million in the three and six months ended June 30, 1996, respectively. Selling expenses are directly related to the number of net new subscribers added, as well as, promotional activities used to increase sales. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate than in the past.

     General and administrative expenses increased to $8.7 million and $16.4 million in the three and six months ended June 30, 1997, respectively, from $8.3 million and $15.6 million in the three and six months ended June 30, 1996, respectively. These increases were due primarily to increased expenses associated with supporting more pagers in service.

     Depreciation and amortization expenses increased to $28.4 million and $56.3 million in the three and six months ended June 30, 1997, respectively, from $23.3 million and $45.1 million in the three and six months ended June 30, 1996, respectively. These expenses reflect USA Mobile II's continued investment in pagers and other system expansion capital to support continued growth.

     Operating loss increased to $13.1 million and $26.0 million in the three and six months ended June 30, 1997, respectively, from $10.9 million and $20.4 million in the three and six months ended June 30, 1996, respectively, as a result of the factors outlined above.

     Net interest expense increased to $7.9 million and $15.7 million in the three and six months ended June 30, 1997 from $7.5 million and $15.1 million in the corresponding 1996 periods. The increase is principally attributable to an increase in USA Mobile II's outstanding debt.

     During  the  three  and six  months  ended  June 30,  1997,  USA  Mobile II recognized an income tax benefit of $5.3 million and $10.6 million, respectively, as compared to $4.6 million and $8.9 million recognized in the three and six months ended June 30, 1996, respectively. These benefits represent the tax benefit of operating losses which were available to offset previously established deferred tax liabilities arising from Arch's acquisition of USA Mobile.

     USA Mobile II's net loss was $15.7 million and $31.0 million for the three and six months ended June 30, 1997, respectively, as compared to $13.8 million and $26.6 million for the three and six months ended June 30, 1996, respectively, as a result of factors outlined above.

     Earnings before interest, taxes, depreciation and amortization, ("EBITDA"), increased 22.6% to $15.3 million and increased 22.9% to $30.4 million in the three and six months ended June 30, 1997, respectively, from $12.4 million and $24.7 million in the three and six months ended June 30, 1996, respectively, as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether USA Mobile II is in compliance with the covenants under its debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect income tax benefit and interest expense.


FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among others, could cause USA Mobile II's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by USA Mobile II's management from time to time.

    INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

     USA Mobile II is highly leveraged. At June 30, 1997, USA Mobile II had outstanding $288.0 million of total debt. Many factors, some of which will be beyond USA Mobile II's control, such as prevailing economic conditions, will affect the performance of USA Mobile II. In addition, covenants imposed by the credit facility and other indebtedness of USA Mobile II restrict the ability of USA Mobile II to incur additional indebtedness and prohibit certain activities and may limit other aspects of USA Mobile II's operations. There can be no assurance that USA Mobile II will be able to generate sufficient cash flow to cover required interest and principal payments on its indebtedness. If USA Mobile II is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to USA Mobile II, that USA Mobile II will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. USA Mobile II's high degree of leverage may have important consequences for USA Mobile II, including: (i) the ability of USA Mobile to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of USA Mobile II will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) USA Mobile II may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) USA Mobile II's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

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

              (b) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.

                                      USA MOBILE COMMUNICATIONS, INC. II


Dated:  August 11, 1997               By: /S/ BRIAN  D. BOYCE
                                          -------------------
                                          Brian D. Boyce
                                          Vice President, Finance and Controller

                                INDEX TO EXHIBITS


  EXHIBIT                   DESCRIPTION
  27.1*        -     Financial Data Schedule.

*    Filed herewith