Form 10-Q
period 1997-09-30
USA MOBILE COMMUNICATIONS INC II
filed 1997-10-31
CIK 916122

                   QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1997
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 748.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of October 30, 1997.

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.   FINANCIAL INFORMATION                                           PAGE

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of
          September 30, 1997 and December 31, 1996                          3

          Consolidated Condensed Statements of Operations for the
          Three and Nine Months Ended September 30, 1997 and 1996           4

          Consolidated Condensed Statements of Cash Flows for the
          Nine Months Ended September 30, 1997 and 1996                     5

          Notes to Consolidated Condensed Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7

PART II.  OTHER INFORMATION                                                11

Item 1.   Legal Proceedings
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                    SEPTEMBER 30,  DECEMBER 31,
                                                         1997          1996
                                                     (unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                        $   3,907    $     891
     Accounts receivable, net                             7,715        8,034
     Inventories                                          9,691        8,807
     Prepaid expenses and other                             483          962
     Due from Arch Communications Group, Inc.               407       (2,950)
     Due from Arch Communications Enterprises, Inc.       1,118          (27)
                                                      ---------    ---------
         Total current assets                            23,321       15,717
                                                      ---------    ---------
Property and equipment, at cost                         156,676      144,448
Less accumulated depreciation and amortization          (59,145)     (33,127)
                                                      ---------    ---------
Property and equipment, net                              97,531      111,321
                                                      ---------    ---------
Intangible and other assets, net                        384,849      428,839
                                                      ---------    ---------
                                                      $ 505,701    $ 555,877
                                                      =========    =========

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                 $   7,272    $   4,850
     Accrued interest                                     8,016        7,736
     Accrued expenses and other liabilities              13,388       14,695
                                                      ---------    ---------
         Total current liabilities                       28,676       27,281
                                                      ---------    ---------
Long-term debt                                          288,000      278,000
                                                      ---------    ---------
Deferred income taxes                                    24,831       40,731
                                                      ---------    ---------
Stockholder's equity:
     Common stock - $.01 par value                          -            -
     Additional paid-in capital                         283,353      283,353
     Accumulated deficit                               (119,159)     (73,488)
                                                      ---------    ---------
         Total stockholder's equity                     164,194      209,865
                                                      ---------    ---------
                                                      $ 505,701    $ 555,877
                                                      =========    =========



       The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)

                                      THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                             1997            1996                   1997            1996
Service, rental, and maintenance
   revenues                               $  35,915       $  32,723              $ 105,484       $  92,854
Product sales                                 5,040           3,576                 14,749          11,085
                                          ---------       ---------              ---------       ---------
     Total revenues                          40,955          36,299                120,233         103,939
Cost of products sold                        (3,510)         (2,409)               (10,259)         (7,121)
                                          ---------       ---------              ---------       ---------
                                             37,445          33,890                109,974          96,818
                                          ---------       ---------              ---------       ---------
Operating expenses:
   Service, rental, and maintenance           8,213           7,438                 23,329          20,489
   Selling                                    4,965           4,910                 15,675          14,495
   General and administrative                 8,727           8,428                 25,078          24,031
   Depreciation and amortization             27,473          25,345                 83,792          70,480
                                          ---------       ---------              ---------       ---------
     Total operating expenses                49,378          46,121                147,874         129,495
                                          ---------       ---------              ---------       ---------
Operating income (loss)                     (11,933)        (12,231)               (37,900)        (32,677)
Interest expense, net                        (8,019)         (7,468)               (23,671)        (22,524)
                                          ---------       ---------              ---------       ---------
Income (loss) before income tax benefit     (19,952)        (19,699)               (61,571)        (55,201)
Benefit from income taxes                     5,300           5,095                 15,900          14,000
                                          ---------       ---------              ---------       ---------
Net income (loss)                         $ (14,652)      $ (14,604)             $ (45,671)      $ (41,201)
                                          =========       =========              =========       =========


       The accompanying notes are an integral part of these consolidated financial statements.

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                           1997        1996
Net cash provided by operating activities                               $ 19,028    $ 16,680
                                                                        --------    --------

Cash flows from investing activities:
   Additions to property and equipment, net                              (24,226)    (46,174)
   Additions to intangible and other assets                               (1,786)     (1,109)
   Sale of paging assets to Arch Communications Enterprises, Inc.            -        10,400
                                                                        --------    --------
Net cash used for investing activities                                   (26,012)    (36,883)
                                                                        --------    --------

Cash flows from financing activities:
   Issuance of long-term debt                                             66,000      51,500
   Repayment of long-term debt                                           (56,000)    (47,500)
    Proceeds from Arch Communications Enterprises, Inc. demand loan          -        32,500
    Repayment of demand loan to Arch Communications Enterprises, Inc.        -       (32,500)
   Capital contribution from Arch Communications Group, Inc.                 -        15,000
                                                                        --------    --------
Net cash provided by financing activities                                 10,000      19,000
                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents                       3,016      (1,203)
Cash and cash equivalents, beginning of period                               891       1,543
                                                                        --------    --------
Cash and cash equivalents, end of period                                $  3,907    $    340
                                                                        ========    ========

Supplemental disclosure:
   Interest paid                                                        $ 23,068    $ 21,226

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


         (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                          September 30,       December 31,
                                               1997               1996
                                           (unaudited)
                                          -------------       ------------
    Goodwill                                $221,499            $242,769
    Purchased FCC licenses                   107,331             117,183
    Purchased subscriber lists                52,323              65,256
    Non-competition agreements                 2,305               2,615
    Deferred financing costs                     703                 248
    Other                                        688                 768
                                            --------            --------
                                            $384,849            $428,839
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

SHIFT IN OPERATING FOCUS

     On April 30, 1997, Arch Communications Group, Inc. ("Arch") announced it was shifting its operating focus to put a higher priority on leverage reduction rather than subscriber unit growth. Arch's deleveraging efforts are focused on but not limited to slowing capital expenditures, across-the-board operating efficiencies and the possible sale of non-strategic assets.

RESULTS OF OPERATIONS

         Total revenues increased to $41.0 million (a 12.8% increase), and $120.2 million (a 15.7% increase) in the three and nine months ended September 30, 1997, respectively, from $36.3 million and $103.9 million for the corresponding 1996 periods. Net revenues (total revenues less cost of products sold) increased to $37.4 million (a 10.5% increase) and $110.0 million (a 13.6% increase) in the three and nine months ended September 30, 1997, respectively, from $33.9 million and $96.8 million, respectively. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased 9.8% to $35.9 million and 13.6% to $105.5 million, respectively, for the three and nine months ended September 30, 1997, from $32.7 million and $92.9 million for the three and nine months ended September 30, 1996, respectively. These increases in revenues were primarily due to the increase in the number of pagers in service from September 30, 1997 to September 30, 1996. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and nine months ended September 30, 1997 and 1996. USA Mobile II does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $1.5 million and $4.5 million in the three and nine months ended
September 30, 1997, respectively, from $1.2 million and $4.0 million in the three and nine months ended September 30, 1996, respectively, as a result of a greater number of pager unit sales.

         Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $8.2 million and $23.3 million in the three and nine months ended September 30, 1997, respectively, from $7.4 million and $20.5 million in the three and nine months ended September 30, 1996, respectively. The increases were due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers.

         Selling expenses increased to $5.0 million and $15.7 million in the three and nine months ended September 30, 1997, respectively, from $4.9 million and $14.5 million in the three and nine months ended September 30, 1996, respectively. Selling expenses are directly related to the number of net new subscribers added, as well as, promotional activities used to increase sales. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate than in the past.

         General and administrative expenses increased to $8.7 million and $25.1 million in the three and nine months ended September 30, 1997, respectively, from $8.4 million and $24.0 million in the three and nine months ended September 30, 1996, respectively. These increases were due primarily to increased expenses associated with supporting more pagers in service.

         Depreciation and amortization expenses increased to $27.5 million and $83.8 million in the three and nine months ended September 30, 1997, respectively, from $25.3 million and $70.5 million in the three and nine months ended September 30, 1996, respectively. These expenses reflect USA Mobile II's continued investment in pagers and other system expansion capital to support continued growth.

         Operating loss decreased to $11.9 million in the three months ended September 30, 1997 and increased to $37.9 million in the nine months ended September 30, 1997, from $12.2 million and $32.7 million in the three and nine months ended September 30, 1996, respectively, as a result of the factors outlined above.

         Net interest expense increased to $8.0 million and $23.7 million in the three and nine months ended September 30, 1997 from $7.5 million and $22.5 million in the corresponding 1996 periods. The increase is principally attributable to an increase in USA Mobile II's outstanding debt.

         During the three and nine months ended September 30, 1997, USA Mobile II recognized an income tax benefit of $5.3 million and $15.9 million, respectively, as compared to $5.1 million and $14.0 million recognized in the three and nine months ended September 30, 1996, respectively. These benefits represent the tax benefit of operating losses which were available to offset previously established deferred tax liabilities arising from Arch's acquisition of USA Mobile.

         USA Mobile II's net loss was $14.7 million and $45.7 million for the three and nine months ended September 30, 1997, respectively, as compared to $14.6 million and $41.2 million for the three and nine months ended September 30, 1996, respectively, as a result of factors outlined above.

         Earnings before interest, taxes, depreciation and amortization, ("EBITDA"), increased 18.5% to $15.5 million and increased 21.4% to $45.9 million in the three and nine months ended September 30, 1997, respectively, from $13.1 million and $37.8 million in the three and nine months ended September 30, 1996, respectively, as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether USA Mobile II is in compliance with the covenants under its debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect income tax benefit and interest expense.


FACTORS AFFECTING FUTURE OPERATING RESULTS

         The following important factors, among others, could cause USA Mobile II's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by USA Mobile II's management from time to time.

    INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

         USA Mobile II is highly leveraged. At September 30, 1997, USA Mobile II had outstanding $288.0 million of total debt. Many factors, some of which will be beyond USA Mobile II's control, such as prevailing economic conditions, will affect the performance of USA Mobile II. In addition, covenants imposed by the credit facility and other indebtedness of USA Mobile II restrict the ability of USA Mobile II to incur additional indebtedness and prohibit certain activities and may limit other aspects of USA Mobile II's operations. There can be no assurance that USA Mobile II will be able to generate sufficient cash flow to cover required interest and principal payments on its indebtedness. If USA Mobile II is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to USA Mobile II, that USA Mobile II will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. USA Mobile II's high degree of leverage may have important consequences for USA Mobile II, including: (i) the ability of USA Mobile to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of USA Mobile II will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) USA Mobile II may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) USA Mobile II's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

    FUTURE CAPITAL NEEDS

     USA Mobile II's business strategy requires the availability of substantial funds to service debt and finance the continued development and future growth and expansion of its operations. The amount of capital required by USA Mobile II will depend upon a number of factors, including subscriber growth, technological developments, marketing and sales expenses, competitive conditions, acquisition strategy and acquisition opportunities. No assurance can be given that additional equity or debt financing will be available to USA Mobile II on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on USA Mobile II.

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

              (b) None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USA MOBILE COMMUNICATIONS, INC. II


Dated:  October 31, 1997                  By: /S/ BRIAN  D. BOYCE
                                              -------------------
                                          Brian D. Boyce
                                          Vice President, Finance and Controller

                                INDEX TO EXHIBITS


  EXHIBIT            DESCRIPTION
  27.1*        -     Financial Data Schedule.

*    Filed herewith