Form 10-K
period 1997-12-31
USA MOBILE COMMUNICATIONS INC II
filed 1998-03-30
CIK 916122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] X

For the Fiscal Year Ended December 31, 1997

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to
Commission file number 33-72646

                       USA MOBILE COMMUNICATIONS, INC. II
             (Exact name of Registrant as specified in its Charter)

         DELAWARE                                      31-1236804
 (State of incorporation)                   (I.R.S.Employer Identification No.)

   1800 WEST PARK DRIVE, SUITE 250
    WESTBOROUGH,MASSACHUSETTS                             01581
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

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

The number of shares of Registrant's Common Stock outstanding on March 27, 1998 was 748.7501.

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

     USA Mobile II is a provider of wireless messaging services, primarily paging services. USA Mobile II provides paging services in 10 states.

     For the year ended December 31, 1997, USA Mobile II's total revenues were $161.1 million, representing an increase of 13.9% over the year ended December 31, 1996, and its earnings before interest, taxes, depreciation and amortization ("EBITDA") was $62.1 million, representing an increase of 19.4% over the year ended December 31, 1996.

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

ITEM 2.  PROPERTIES

     At December 31, 1997, USA Mobile II owned the building in Cincinnati, Ohio, in which Arch's Data Center is located, as well as several other parcels of real property which are used as transmitter sites, and leased office space in 72 localities in 7 states. In addition, USA Mobile II leases transmitter sites on commercial broadcast towers, buildings, and other fixed structures in approximately 1,260 locations in 20 states. USA Mobile II's leases are for various terms and provide for monthly rental payments at various rates.

     USA Mobile II is obligated to make total lease payments of $5.6 million under its office facility and tower site leases for the year ending December 31, 1998. USA Mobile II believes that it will be able to obtain additional space as needed at an acceptable cost.

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

SHIFT IN OPERATING FOCUS

     In April 1997, Arch announced it was shifting its operating focus to put a higher priority on leverage reduction than subscriber unit growth. Arch's deleveraging efforts are focusing on, but are not limited to, slowing capital expenditures, implementing across-the-board efficiencies and the possible sale of non-strategic assets.

RESULTS OF OPERATIONS

     The following table presents certain items from USA Mobile II's Consolidated Statements of Operations as a percentage of net revenues (total revenues less cost of products sold) and certain other information for the periods indicated:

                                                Year Ended December 31,
                                                -----------------------
                                                     1997      1996
                                                     ----      ----
            Total revenues .....................     109.0%    107.4%
            Cost of products sold ..............      (9.0)     (7.4)
                                                     -----     -----
            Net revenues .......................     100.0     100.0
            Operating expenses:
              Service, rental and maintenance ..      21.0      21.6
              Selling ..........................      13.9      14.5
              General and administrative .......      23.0      24.4
            Depreciation and amortization ......      72.7      74.6
                                                     -----     -----
            Operating income (loss) ............     (30.6)%   (35.1)%
                                                     =====     =====

            Net income (loss) ..................     (37.7)%   (43.0)%
                                                     =====     =====

            EBITDA .............................      42.1%     39.5%
                                                     =====     =====

     Total revenues increased to $161.1 million (a 13.9% increase) for the year ended December 31, 1997, as compared to $141.5 million for the corresponding 1996 period. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased 12.2% to $141.9 million for the year ended December 31, 1997, from $126.5 million for the year ended December 31, 1996. These increases in revenues were primarily due to the increase in the number of pagers in service in 1997. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the years ended December 31, 1997 and 1996. USA Mobile II does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $5.8 million in 1997 from $5.2 million in 1996 as a result of a greater number of pager unit sales.

     Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $31.0 million in the year ended December 31, 1997 from $28.4 million in 1996. The increase was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers.

     Selling expenses increased to $20.5 million in 1997 from $19.0 million in 1996. The increase in selling expenses was due to the addition of sales personnel to support continued growth in the subscriber base. Selling expenses are directly related to the number of net new subscribers added. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate than in the past.

     General and administrative expenses increased to $34.1 million in 1997 from $32.2 million in 1996. The increase was due primarily to increased expenses associated with supporting more pagers in service.

     Depreciation and amortization expenses increased to $107.4 million in 1997 from $98.3 million in 1996. These expenses reflect USA Mobile II's continued investment in pagers and other system expansion capital to support continued growth.

     Operating loss decreased to $45.2 million in the year ended December 31, 1997 from $46.3 million in the year ended December 31, 1996 as a result of the factors outlined above.

     Net interest expense increased to $31.7 million in the year ended December 31, 1997 from $30.1 million in the corresponding 1996 period due primarily to an increase in USA Mobile II's average outstanding debt.

     During the years ended December 31, 1997 and 1996, USA Mobile II recognized an income tax benefit of $21.2 million and $19.8 million, respectively, representing the tax benefit of operating losses which were available to offset deferred tax liabilities arising from Arch's acquisition of USA Mobile.

     USA Mobile II's net loss was $55.7 million for the year ended December 31, 1997 as compared to $56.6 million for the year ended December 31, 1996 as a result of factors outlined above.

     Earnings Before Interest, Taxes, Depreciation and Amortization, "EBITDA," increased 19.4% to $62.1 million (42.1% of revenues) in 1997 from $52.0 million (39.5% of revenues) in 1996 as a result of the factors outlined above.

     FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among others, could cause USA Mobile II's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by USA Mobile II's management from time to time.

     Indebtedness And High Degree Of Leverage

     USA Mobile II is highly leveraged. USA Mobile II had total debt and total assets of $288 million and $493 million, respectively, at December 31, 1997. Many factors, some of which will be beyond USA Mobile II's control, such as prevailing economic conditions, will affect the performance of USA Mobile II. In addition, covenants imposed by the current and future credit facilities and other indebtedness of USA Mobile II will restrict the ability of USA Mobile II to incur additional indebtedness and prohibit certain activities and may limit other aspects of USA Mobile II's operations. There can be no assurance that USA Mobile II will be able to generate sufficient cash flow to cover required interest and principal payments on its indebtedness. If USA Mobile II is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to USA Mobile II, that USA Mobile II will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. USA Mobile II's high degree of leverage may have important consequences for USA Mobile II, including: (i) the ability of USA Mobile to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of USA Mobile II will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) USA Mobile II may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) USA Mobile II's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

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

     Dependence On Key Personnel

     The success of USA Mobile II will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. USA Mobile II does not have employment agreements with any of its current executive officers, although all current executive officers have entered into non-competition and retention agreements with Arch. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon USA Mobile II's operations.

     Competition And Technological Change

     USA Mobile II faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. USA Mobile II believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that USA Mobile II generally competes effectively based on these factors. Monthly fees for basic paging services have, in general, declined since

USA Mobile II commenced operations, due in part to competitive conditions, and USA Mobile II may face significant price-based competition in the future which could adversely affect USA Mobile II. Some of USA Mobile II's competitors possess greater financial, technical and other resources than USA Mobile II. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on USA Mobile II's markets, USA Mobile II's results of operations could be adversely affected. A variety of wireless two-way communication technologies currently are in use or under development. Although such technologies generally are higher priced than paging services or not widely available, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for USA Mobile II. Two-way service providers also could elect to provide paging service as an adjunct to their primary services. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by USA Mobile II or could require USA Mobile II to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. For example, the FCC created potential sources of competition by opening up a new spectrum for such services as the General Wireless Communications Services (GWCS) and the Wireless Communications Service (WCS) as well as speeding up licensing of other services through auctions, including the Local Multipoint Distribution Service (LMDS), 220-222 MHz and broadband PCS services. Entities offering service on wireless two-way communications technology, including cellular telephones and specialized mobile radio services, also compete with the paging services that USA Mobile II provides. There can be no assurance that USA Mobile II will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

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

     Dependence On Suppliers

     USA Mobile II does not manufacture any of the pagers used in its paging operations. USA Mobile II buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, USA Mobile II purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, USA Mobile II has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that USA Mobile II will not experience such delays in the future. USA Mobile II has never had a purchase agreement with Glenayre or NEC. USA Mobile II's most recent one-year purchase agreement with Motorola expired in December 1997, with a provision for automatic renewal for a one-year term. Although USA Mobile II believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that USA Mobile II would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms.

     Government Regulation, Foreign Ownership And Possible Redemption Of Capital Stock

     The paging operations of USA Mobile II are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on USA Mobile II's business. Changes in regulation of USA Mobile II's paging business or the allocation of radio spectrum for services that compete with USA Mobile II's business could adversely affect USA Mobile II's results of operations. Indeed, the FCC has created potential sources of competition by opening up new spectrum for such services as GWCS and WCS as well as speeding up licensing of other services through auctions, including LMDS, 220-222 MHz and broadband PCS. Further, the FCC has recently adopted rules implementing a market area licensing scheme. In addition, some aspects of the recently enacted Telecommunications Act of 1996 could have a beneficial effect on USA Mobile II's business, but other provisions may place additional burdens upon USA Mobile II or subject USA Mobile II to increased competition.

     Impact Of The Year 2000 Issue

     USA Mobile II is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by USA Mobile II's computerized systems and transmission equipment. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of USA Mobile II's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on USA Mobile II's financial position, results of operations or cash flows in future periods. However, if USA Mobile II, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, USA Mobile II plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

        Consolidated Balance Sheets as of December 31, 1997 and 1996

        Consolidated  Statement of Operations  for the Years Ended  December 31,
          1997 and 1996 and the Period from  September  8, 1995 to December  31,
          1995

        Predecessor  Consolidated  Statements of Operations  for the Period from
          January 1, 1995 to September 7, 1995

        Consolidated  Statements of Stockholder's Equity (Deficit) for the Years
          Ended December 31, 1997 and 1996 and for the Period from September 8, 1995 to December 31, 1995

        Predecessor Consolidated Statements of Stockholder's Equity (Deficit) for the Period from January 1, 1995 to September 7, 1995

        Consolidated  Statements of Cash Flows for the Years Ended  December 31,
          1997 and 1996 and for the Period from September 8, 1995 to December 31, 1995

        Predecessor  Consolidated  Statements  of Cash Flows for the Period from
          January 1, 1995 to September 7, 1995

        Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedule

        Schedule II - Valuation and Qualifying Accounts

(b)     Reports on Form 8-K

        None.

(c)     Exhibits

        The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        USA MOBILE COMMUNICATIONS, INC. II

                                        By:     /S/ C. EDWARD BAKER, JR.
                                             ---------------------------
                                             C. Edward Baker, Jr.
                                             Chairman of the Board and Chief
                                             Executive Officer

March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

 /S/ C. EDWARD BAKER, JR.    Chairman of the Board and          March 27, 1998
--------------------------   Chief Executive Officer
                             (principal executive officer)


 /S/ JOHN B. SAYNOR          Executive Vice President,          March 27, 1998
-------------------------    Director


 /S/ J. ROY POTTLE           Executive Vice President           March 27, 1998
-------------------------    and Chief Financial Officer
                             (principal financial officer and
                             principal accounting officer)


 /S/ R. SCHORR BERMAN        Director                           March 27, 1998
-------------------------


 /S/ JAMES S. HUGHES         Director                           March 27, 1998
-------------------------


 /S/ ALLAN L. RAYFIELD       Director                           March 27, 1998
-------------------------


 /S/ JOHN A. SHANE           Director                           March 27, 1998
-------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Public Accountants...........................      F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996........      F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1997 and 1996 and for the Period from
  September 8, 1995 to December 31, 1995  ..........................      F-4

Predecessor Consolidated Statement of Operations for the
  Period from January 1, 1995 to September 7, 1995 .................      F-5

Consolidated Statements of Stockholder's Equity (Deficit) for
  the Years Ended December 31, 1997 and 1996 and for the Period
  from September 8, 1995 to December 31, 1995.......................      F-6

Predecessor Consolidated Statement of Stockholder's Equity (Deficit)
 for the Period from January 1, 1995 to September 7, 1995 ..........      F-7

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997 and 1996 and for the Period from September 8,
  1995 to December 31, 1995.........................................      F-8

Predecessor Consolidated Statement of Cash Flows for the Period
  from January 1, 1995 to September 7, 1995 ........................      F-9

Notes to Consolidated Financial Statements..........................      F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To USA Mobile Communications, Inc. II:

     We have audited the accompanying consolidated balance sheets of USA Mobile Communications, Inc. II (a Delaware Corporation and a wholly-owned subsidiary of Arch Communications Group, Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 1997 and 1996, for the period from September 8, 1995 to December 31, 1995 and for the period from January 1, 1995 to September 7, 1995 (predecessor basis). These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Mobile Communications, Inc. II and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, for the period from September 8, 1995 to December 31, 1995 and for the period from January 1, 1995 to September 7, 1995 (predecessor basis), in conformity with generally accepted accounting principles.

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

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 9, 1998

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                      (in thousands, except share amounts)


                                     ASSETS

                                                          1997        1996
                                                          ----        ----
Current assets:
   Cash and cash equivalents .......................   $   1,291   $     891
   Accounts receivable (less reserves of $1,280 and
    $1,071 in 1997 and 1996, respectively) .........       8,353       8,034
   Inventories .....................................      10,591       8,807
   Prepaid expenses and other ......................         390         962
   Due from (to) Arch Communications Group, Inc. ...       5,232      (2,950)
                                                       ---------   ---------
      Total current assets .........................      25,857      15,744
                                                       ---------   ---------
Property and equipment, at cost:
   Land, buildings and improvements ................       3,409       3,196
   Paging and computer equipment ...................     139,338     137,803
   Furniture, fixtures and vehicles ................       7,499       3,449
                                                       ---------   ---------
                                                         150,246     144,448
   Less accumulated depreciation and amortization ..      51,569      33,127
                                                       ---------   ---------
   Property and equipment, net .....................      98,677     111,321
                                                       ---------   ---------
Intangible and other assets (less accumulated
 amortization of $141,513 and $82,273 in 1997
 and 1996, respectively) ...........................     368,912     428,839
                                                       ---------   ---------
                                                       $ 493,446   $ 555,904
                                                       =========   =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable ................................   $   9,882   $   4,850
   Accrued expenses ................................       4,537       7,497
   Accrued interest ................................       7,537       7,736
   Customer deposits ...............................       4,480       4,983
   Deferred revenue ................................       3,216       2,215
   Due to Arch Communications Enterprises, Inc. ....       2,079          27
                                                       ---------   ---------
      Total current liabilities ....................      31,731      27,308
                                                       ---------   ---------
Long-term debt .....................................     288,000     278,000
                                                       ---------   ---------
Deferred income taxes ..............................      19,559      40,731
                                                       ---------   ---------
Commitments and Contingencies
Stockholder's equity:
   Common stock - $.01 par value, authorized 1,000
    shares, issued and outstanding: 749 shares .....        --          --
   Additional paid-in capital ......................     283,353     283,353
   Accumulated deficit .............................    (129,197)    (73,488)
                                                       ---------   ---------
      Total stockholder's equity ...................     154,156     209,865
                                                       ---------   ---------
                                                       $ 493,446   $ 555,904
                                                       =========   =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                            Period From
                                            Year Ended      Year Ended      September 8,
                                           December 31,    December 31,  1995 to December
                                               1997            1996          31, 1995
                                           ------------    ------------    ------------
Service, rental and maintenance revenues ..  $ 141,854       $ 126,480       $  36,171
Product sales .............................     19,212          14,980           5,353
                                             ---------       ---------       ---------
     Total revenues .......................    161,066         141,460          41,524
Cost of products sold .....................    (13,365)         (9,755)         (4,683)
                                             ---------       ---------       ---------
                                               147,701         131,705          36,841
                                             ---------       ---------       ---------
Operating expenses:
  Service, rental and maintenance .........     30,981          28,443           7,744
  Selling .................................     20,522          19,040           6,200
  General and administrative ..............     34,053          32,174           7,942
  Depreciation and amortization ...........    107,361          98,299          25,137
                                             ---------       ---------       ---------
     Total operating expenses .............    192,917         177,956          47,023
                                             ---------       ---------       ---------
Operating income (loss) ...................    (45,216)        (46,251)        (10,182)
Interest expense ..........................    (31,665)        (30,135)         (9,589)
                                             ---------       ---------       ---------
Income (loss) before income tax benefit ...    (76,881)        (76,386)        (19,771)
Benefit from income taxes .................     21,172          19,791           2,878
                                             ---------       ---------       ---------
Net income (loss) .........................  $ (55,709)      $ (56,595)      $ (16,893)
                                             =========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
                PREDECESSOR CONSOLIDATED STATEMENT OF OPERATIONS
                Period from January 1, 1995 to September 7, 1995
                                 (in thousands)


            Service, rental and maintenance revenues ...     $ 72,185
            Product sales ..............................        9,996
                                                             --------
                 Total revenues ........................       82,181
            Cost of products sold ......................       (6,726)
                                                             --------
                                                               75,455
                                                             --------
            Operating expenses:
              Service, rental and maintenance ..........       13,875
              Selling ..................................       11,916
              General and administrative ...............       19,267
              Depreciation and amortization ............       29,239
                                                             --------
                 Total operating expenses ..............       74,297
                                                             --------
            Operating income ...........................        1,158
            Interest expense, net ......................      (18,522)
            Non-operating expenses .....................       (7,844)
                                                             --------
            Income (loss) before income tax benefit ....      (25,208)
            Benefit from income taxes ..................        2,675
                                                             --------
            Net income (loss) ..........................     $(22,533)
                                                             ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (in thousands)

                                                          ADDITIONAL         ACCUMULATED
                                        COMMON STOCK    PAID-IN CAPITAL        DEFICIT             TOTAL
                                        ------------    ---------------        -------             -----

Balance, September 8, 1995 ........     $       --        $    268,353      $       --        $    268,353

Net loss ..........................             --                --             (16,893)          (16,893)
                                        ------------      ------------      ------------      ------------

Balance, December 31, 1995 ........             --             268,353           (16,893)          251,460

Capital Contribution from Arch
  Communications Group, Inc .......             --              15,000              --              15,000

Net loss ..........................             --                --             (56,595)          (56,595)
                                        ------------      ------------      ------------      ------------

Balance, December 31, 1996 ........             --             283,353           (73,488)          209,865

Net loss ..........................             --                --             (55,709)          (55,709)
                                        ------------      ------------      ------------      ------------

Balance, December 31, 1997 ........     $       --        $    283,353      $   (129,197)     $    154,156
                                        ============      ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
      PREDECESSOR CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (in thousands)

                                                           ADDITIONAL        ACCUMULATED
                                        COMMON STOCK    PAID-IN CAPITAL        DEFICIT             TOTAL
                                        ------------    ---------------        -------             -----
Balance, December 31, 1994 ........     $       --        $    112,328      $   (116,379)     $     (4,051)
  Net loss ........................             --                --             (22,533)          (22,533)
  Capital contributions from USA
     Mobile Communications
     Holdings, Inc.:
       Acquisition of Premiere
        Page, Inc. ................             --               1,332              --               1,332
       Other ......................             --                  54              --                  54
                                        ------------      ------------      ------------      ------------
Balance, September 7, 1995 ........     $       --        $    113,714      $   (138,912)     $    (25,198)
                                        ============      ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             PERIOD FROM
                                                                                             SEPTEMBER 8,
                                                                 YEAR ENDED     YEAR ENDED      1995 TO
                                                                 DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                    1997           1996           1995
                                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss) ...........................................  $ (55,709)     $ (56,595)     $ (16,893)
  Adjustments to reconcile net income(loss) to net
   cash provided by (used for) operating activities:
  Depreciation and amortization ...............................    107,361         98,299         25,137
  Deferred tax benefit ........................................    (21,172)       (19,791)        (2,878)
  Accounts receivable loss provision ..........................      2,784          2,906            587
  Changes in assets and liabilities, net of effect of merger:
     Accounts receivable ......................................     (3,103)        (5,512)        (2,923)
     Inventories ..............................................     (1,784)         2,644         (2,956)
     Prepaid expenses and other ...............................        572            833            511
     Accounts payable and accrued expenses ....................      1,873         (6,867)        (3,534)
     Customer deposits and deferred revenue ...................        498          2,035           (231)
Due from (to) Arch Communications Group, Inc. .................     (8,182)         2,625           --
Due to Arch Communications Enterprises, Inc. ..................      2,052           (145)          --
                                                                 ---------      ---------      ---------
Net cash provided by (used for) operating activities ..........     25,190         20,432         (3,180)
                                                                 ---------      ---------      ---------
Cash flows from investing activities:
  Additions to property and equipment, net ....................    (33,041)       (58,939)       (10,146)
  Additions to intangible and other assets ....................     (1,749)        (1,045)        (2,231)
  Sale of paging assets to Arch Communications
   Enterprises, Inc. ..........................................       --           10,400           --
  Merger-related costs ........................................       --             --          (10,383)
                                                                 ---------      ---------      ---------
Net cash used for investing activities ........................    (34,790)       (49,584)       (22,760)
                                                                 ---------      ---------      ---------
Cash flows from financing activities:
  Issuance of long-term debt ..................................     66,000         61,000         39,500
  Repayment of long-term debt .................................    (56,000)       (47,500)       (16,214)
  Proceeds from Arch Communications Enterprises, Inc.
    demand loan ...............................................       --           32,500           --
  Repayment of demand loan to Arch Communications
    Enterprises, Inc. .........................................       --          (32,500)          --
  Capital contribution from Arch Communications Group, Inc. ...       --           15,000           --
                                                                 ---------      ---------      ---------
Net cash provided by financing activities .....................     10,000         28,500         23,286
                                                                 ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ..........        400           (652)        (2,654)
Cash and cash equivalents, beginning of period ................        891          1,543          4,197
                                                                 ---------      ---------      ---------
Cash and cash equivalents, end of period ......................  $   1,291      $     891      $   1,543
                                                                 =========      =========      =========

Supplemental disclosure:
  Interest paid ...............................................  $  31,470      $  28,947      $   8,373
                                                                 =========      =========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
                PREDECESSOR CONSOLIDATED STATEMENT OF CASH FLOWS
                Period from January 1, 1995 to September 7, 1995
                                 (in thousands)


   Cash flows from operating activities:
     Net income (loss) .........................................   $(22,533)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
     Depreciation and amortization .............................     29,239
     Amortization of debt issuance costs .......................        720
     Deferred tax benefit ......................................     (2,675)
     Accounts receivable loss provision ........................      2,149
     Changes in assets and liabilities, net of effect from
      acquisitions of paging companies:
        Accounts receivable ....................................     (3,122)
        Inventories ............................................        418
        Prepaid expenses and other .............................       (198)
        Accounts payable .......................................     (3,969)
        Accrued expenses .......................................        972
        Accrued acquisition costs ..............................      2,553
        Accrued interest .......................................      1,375
        Customer deposits ......................................        950
        Deferred revenue .......................................        (39)
                                                                   --------
   Net cash provided by operating activities ...................      5,840
                                                                   --------
   Cash flows from investing activities:
     (Investment) sale of investment in repurchase agreements ..     37,000
     Acquisitions of paging companies, net of cash acquired ....    (28,684)
     (Payment) release of pending acquisition escrow deposits ..     14,234
     Additions to property and equipment, net ..................    (34,044)
     Additions to intangible and other assets ..................     (2,812)
                                                                   --------
   Net cash used for investing activities ......................    (14,306)
                                                                   --------
   Cash flows from financing activities:
     Issuance of long-term debt ................................     12,840
     Repayment of long-term debt ...............................       (651)
     Capital contributions .....................................         54
                                                                   --------
   Net cash provided by financing activities ...................     12,243
                                                                   --------
   Net increase in cash ........................................      3,777
   Cash, beginning of period ...................................        420
                                                                   --------
   Cash, end of period .........................................   $  4,197
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

     The Merger has been accounted for using the purchase method of accounting. Arch is treated as the acquirer in the Merger for accounting and financial reporting purposes. The fair values of USA Mobile II's assets and liabilities at the effective time of the Merger represent a new cost basis for those assets and liabilities that have been pushed down to the accompanying separate financial statements of USA Mobile II dated subsequent to September 7, 1995. The principal effect of push down accounting was to increase the carrying values of intangible assets by $374.1 million and to decrease the carrying values of property and equipment by $9.2 million. Substantially all USA Mobile's assets and liabilities were composed of the assets and liabilities of USA Mobile II on the Merger date. Pro forma information is included in Note 2.

     The aggregate consideration paid or exchanged in the Merger was $582.2 million, consisting of cash paid of $88.9 million (including direct transaction costs), 7,599,493 shares of Arch common stock valued at $209.0 million and the assumption of liabilities of $284.3 million, including $241.2 million of long-term debt. Resulting goodwill is being amortized over a ten-year period using the straight-line method. The accompanying consolidated statements of operations, stockholder's equity (deficit) and cash flows for the period January 1, 1995 to September 7, 1995 are collectively referred to herein as "Predecessor Financial Statements". Application of the purchase method of accounting at the Merger date primarily resulted in higher values assigned to intangible assets which will have the effect of increased amortization expense charged in future periods. Accordingly, Predecessor Financial Statements are not comparable to the financial statements of USA Mobile II subsequent to the Merger date. Certain amounts in the Predecessor Financial Statements, however, were reclassified to conform with the current period presentation.

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

     Property and Equipment -- Pagers sold or otherwise retired are removed from the accounts at their net book value using the first-in, first-out method. USA Mobile II provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

                                                          Estimated
                      Asset Classification               Useful Life
                      --------------------               -----------
             Buildings and improvements............        20 Years
             Leasehold improvements................       Lease Term
             Pagers................................        3 Years
             Paging and computer equipment.........       5-8 Years
             Furniture and fixtures................       5-8 Years
             Vehicles..............................        3 Years


     Depreciation and amortization expense related to property and equipment totaled $45,685,000, $34,972,000, $5,421,000 and $17,297,000 for the years ended
December 31, 1997 and 1996, the period from September 8, 1995 to December 31, 1995 and the period from January 1, 1995 to September 7, 1995.

     Intangible and Other Assets -- Intangible and other assets, net of accumulated amortization, are composed of the following at December 31, 1997 and 1996 (in thousands):

                                                         1997         1996
                                                         ----         ----
          Goodwill ................................   $214,286     $242,769
          Purchased FCC licenses ..................    103,580      117,183
          Purchased subscriber lists ..............     47,552       65,256
          Non-competition agreements ..............      2,133        2,615
          Deferred financing costs.................        525          248
          Other ...................................        836          768
                                                      --------     --------
                                                      $368,912     $428,839
                                                      ========     ========

     Amortization  expense  related  to  intangible  and  other  assets  totaled
$61,676,000,  $63,327,000,  $19,716,000  and  $11,942,000  for the  years  ended
December 31, 1997 and 1996, the period from September 7, 1995 to December 31, 1995 and the period from January 1, 1995 to September 7, 1995.

     Subscriber lists, Federal Communications Commission (FCC) licenses and goodwill are amortized over their estimated useful lives, ranging from five to ten years using the straight-line method. Non-competition agreements are amortized over the terms of the agreements using the straight-line method. Other assets consist of organizational and FCC application and development costs which are amortized using the straight-line method over their estimated useful lives not exceeding ten years. Development costs include nonrecurring, direct costs incurred in the development and expansion of paging systems, and are amortized over a two-year period. Deferred financing costs incurred in connection with USA Mobile II's credit agreements (see Note 3) are being amortized over periods not to exceed the terms of the related agreements.

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

     Fair Value of Financial Instruments -- USA Mobile II's financial instruments, as defined under Statement of Financial Accounting Standards (SFAS) No. 107 "Discounted above Fair Value of Financial Instruments", include its cash and its debt financing. The fair value of cash is equal to the carrying value at December 31, 1997 and 1996.

     As discussed in Note 3, USA Mobile II's debt financing consists of (1) senior bank debt and (2) fixed rate Senior Notes. USA Mobile II considers the fair value of the senior bank debt to be equal to the carrying value since this facility bears a current market rate of interest.

     USA Mobile II's fixed rate Senior Notes are traded publicly. The following table depicts the fair value of this debt based on the current market quotes as of December 31, 1997 and 1996 (in thousands):

                                       December 31, 1997     December 31, 1996
                                     --------------------   -------------------
                                      Carrying     Fair     Carrying     Fair
             Description                Value      Value      Value      Value
             -----------                -----      -----      -----      -----
    91/2% Senior Notes due 2004 ...   $125,000   $122,488   $125,000   $117,000
    14% Senior Notes due 2004 .....    100,000    112,540    100,000    115,000

     Reclassifications -- Certain amounts of prior periods were reclassified to conform to the 1997 presentation.

2.  ACQUISITIONS

     The Merger has been accounted for as a purchase, and the results of the operations have been included in the consolidated financial statements from the dates of the Merger. The following unaudited pro forma summary presents the consolidated results of operations as if the push-down accounting effect of the Merger had occurred on January 1, 1995, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Merger been completed on January 1, 1995, or of the results that may occur in the future. Net income (loss) per share is not presented because it is not considered meaningful.

                                                Year Ended December 31, 1995
                                                ----------------------------
                                                (Unaudited and in thousands)

         Total Revenues .....................           $ 125,014
         Net income (loss) ..................             (57,158)

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

3.   LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                       1997       1996
                                                       ----       ----
        Senior bank debt .......................    $ 63,000    $ 53,000
        91/2% Senior Notes due 2004 ............     125,000     125,000
        14% Senior Notes due 2004 ..............     100,000     100,000
                                                    --------    --------
        Long-term debt .........................    $288,000    $278,000
                                                    ========    ========

     Senior Bank Debt - USA Mobile II and the direct subsidiaries of USA Mobile II (the "USA Mobile II Borrowing Subsidiaries) are parties to a $110 million reducing revolving credit facility dated March 19, 1997, as amended, with a group of banks pursuant to which the banks have agreed to make advances for working capital and other purposes (the "USA Mobile II Credit Facility").

     Upon the closing of the USA Mobile II Credit Facility, the banks did not require the contemporaneous grant of a security interest in the assets of USA Mobile II and its subsidiaries but they have reserved the right to require such a security interest upon the occurrence of certain triggering events. Arch and USA Mobile II have guaranteed the obligations of the USA Mobile II Borrowing Subsidiaries under the USA Mobile II Credit Facility. Arch's guarantee is secured by the pledge of the stock of Arch Communications Enterprises, Inc. ("Arch Enterprises"), a wholly-owned subsidiary of Arch, and USA Mobile II.

     Obligations under the USA Mobile II Credit Facility bear interest based on a reference rate equal to either (i) the agent bank's Alternate Base Rate or
(ii) the agent bank's LIBOR rate, in each case plus a margin which is based on the ratio of USA Mobile II's total indebtedness to annualized operating cash flow. A commitment fee of .375% per annum is also payable on the average daily unused portion of the USA Mobile II Credit Facility.

     The USA Mobile II Credit Facility contains restrictive and financial covenants which, among other things, limit the ability of USA Mobile II to: incur additional indebtedness, pay dividends, grant liens on its assets, merge, sell or acquire assets; repurchase or redeem capital stock; incur capital expenditures; and prepay indebtedness other than indebtedness under the USA Mobile II Credit Facility. As of December 31, 1997, USA Mobile II and the USA Mobile Borrowing Subsidiaries were in compliance with the covenants of the USA Mobile II Credit Facility.

     As of December 31, 1997, $63.0 million was outstanding and $4.6 million was available under the USA Mobile II Credit Facility. At December 31, 1997, such advances bore interest at an average annual rate of 8.55%.

     Senior Notes -- The USA Mobile II 9 1/2% Notes and the USA Mobile II 14% Notes (collectively, the Senior Notes) contain certain restrictive and financial covenants which, among other things, limit the ability of USA Mobile II to: incur additional indebtedness; pay dividends; grant liens on its assets; sell assets; enter into transactions with related parties; merge, consolidate or transfer substantially all of its assets; redeem capital stock or subordinated debt; and make certain investments. Interest on the Senior Notes is payable semi-annually.

     Maturities of Debt -- Scheduled long-term debt maturities at December 31, 1997, are as follows (in thousands):

                 Year Ending December 31,
                 ------------------------
                 2001....................     $  13,000
                 2002....................        50,000
                 Thereafter..............       225,000
                                              ---------
                                              $ 288,000
                                              =========

4.   INCOME TAXES

     USA Mobile II accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws.

     The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets at December 31, 1997 and 1996 are as follows (in thousands):

                                                 1997         1996
                                                 ----         ----
         Deferred tax assets...............   $ 36,062      $ 29,496
         Deferred tax liabilities..........    (55,621)      (70,227)
                                              --------      --------
                                              $(19,559)     $(40,731)
                                              ========      ========

     The   approximate   effect  of  each  type  of  temporary   difference  and
carryforward at December 31, 1997 and 1996 is summarized as follows (in thousands):

                                                  1997          1996
                                                  ----          ----
         Net operating losses................  $ 30,828      $ 29,199
         Intangible and other assets.........   (55,234)      (67,508)
         Depreciation of property & equipment     2,983        (2,719)
         Accruals and reserves...............     1,864           297
                                               --------      --------
                                               $(19,559)     $(40,731)
                                               ========      ========

     The effective income tax rate differs from the statutory Federal tax rate primarily due to the nondeductibility of goodwill amortization. The net operating loss (NOL) carryforwards expire at various dates through 2012. The Internal Revenue Code contains provisions that may limit the NOL carryforwards available to be used in any given year if certain events occur, including significant changes in ownership, as defined.

5.   COMMITMENTS

     USA Mobile II has operating leases for office and transmitting sites with lease terms ranging from one month to approximately ten years. In most cases, USA Mobile II expects that, in the normal course of business, leases will be renewed or replaced by other leases.

     Future minimum lease payments under noncancellable operating leases at December 31, 1997 are as follows (in thousands):

                        Year Ending December 31,
                        ------------------------
                        1998..................      $  5,570
                        1999..................         3,195
                        2000..................         1,889
                        2001..................           954
                        2002..................           419
                        Thereafter............         1,586
                                                    --------
                        Total.................      $ 13,613
                                                    ========

     Total rent expense under operating leases for the years ended December 31, 1997 and 1996, for the period September 8, 1995 to December 31, 1995 and for the period January 1, 1995 to September 7, 1995 approximated $6,258,000, $5,856,000, $1,640,000, and $3,346,000 respectively.

6.   EMPLOYEE BENEFIT PLAN

     In 1994, USA Mobile II established a retirement savings plan, qualifying under Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. The plan provides for USA Mobile II matching contributions. Matching contributions for the year ended December 31, 1996, the period from September 8, 1995 to December 31, 1995 and the period from January 1, 1995 to September 7, 1995 approximated $106,000, $27,000 and $58,000 respectively.

     On December 31, 1996, the USA Mobile II retirement savings plan was merged into the Arch retirement savings plan. The Arch plan is qualified under section 401(k) of the Internal Revenue Code and covers eligible employees of Arch and its subsidiaries.

7.   RELATED PARTY TRANSACTIONS

     Intercompany transactions with Arch Communications Group, Inc. and Subsidiaries - In March 1996, Arch completed a public offering of 10 7/8% Senior Discount Notes due March 2008 generating net proceeds of $266.1 million. Arch used $47.5 million of the net proceeds (of which $15.0 million was a capital contribution from Arch to USA Mobile II and $32.5 million was an intercompany demand loan from Arch Enterprises to USA Mobile II) to repay all the then outstanding indebtedness under USA Mobile II's credit facility. The demand intercompany loan was repaid to Arch Enterprises in May 1996, through borrowings under USA Mobile II's credit facility.

     In 1996, USA Mobile II sold certain paging assets to Arch Enterprises for $10.4 million. The fair values of asset and liabilities transferred ($10.7 million and $0.3 million, respectively) approximated the net book values of those assets and liabilities; hence, no gain or loss was recognized.

8.   QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1997 and 1996 is summarized below (in thousands):

     Year Ended December 31, 1997:
                                    First      Second       Third     Fourth
                                   Quarter     Quarter     Quarter    Quarter
                                   -------     -------     -------    -------
     Revenues.................    $ 39,058    $ 40,220     $40,955    $40,833
     Operating income (loss)..     (12,837)    (13,130)    (11,933)    (7,316)
     Net income (loss) .......     (15,325)    (15,694)    (14,652)   (10,038)


     Year Ended December 31, 1996:
                                    First      Second       Third     Fourth
                                   Quarter     Quarter     Quarter    Quarter
                                   -------     -------     -------    -------
     Revenues.................    $ 32,864    $ 34,776     $36,299    $37,521
     Operating income (loss)..      (9,582)    (10,864)    (12,231)   (13,574)
     Net income (loss) .......     (12,832)    (13,765)    (14,604)   (15,394)

                                                                    SCHEDULE II

                       USA MOBILE COMMUNICATIONS, INC. II
                        VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended December 31, 1997 And 1996
            Period From September 8, 1995 to December 31, 1995
         Period From January 1, 1995 to September 7, 1995 (Predecessor)
                                 (in thousands)


                                                      Balance at                             Balance
                                                      Beginning     Charged                   at End
Allowance For Doubtful Accounts                       of Period   to Expense   Write-offs   of Period
-------------------------------                       ---------   ----------   ----------   ---------

Year ended December 31, 1997                            $1,071      $2,784      $(2,575)      $1,280
                                                        ======      ======      =======       ======

Year ended December 31, 1996                            $  798      $2,906      $(2,633)      $1,071
                                                        ======      ======      =======       ======

Period from September 8, 1995 to December 31, 1995      $  982      $  587      $  (771)      $  798
                                                        ======      ======      =======       ======

Period from January 1, 1995 to September 7, 1995        $  350      $2,149      $(1,517)      $  982
                                                        ======      ======      =======       ======

                                      INDEX

 Exhibit                           Description

    3.1     -    Restated Certificate of Incorporation. (1)
    3.2     -    By-laws, as amended.(1)
    4.1     -    Indenture, dated February 1, 1994, between USA Mobile
                 Communications, Inc. II ("USA  Mobile II") and United States
                 Trust Company of New York, as Trustee, relating to the 91/2%
                 Senior Notes due 2004 of USA Mobile II. (1)
    4.2     -    Indenture, dated December 15, 1994, between USA Mobile II and
                 United States Trust Company of New York, as Trustee, relating to the 14% Senior Notes due 2004 of USA Mobile II. (2)
   10.1     -    Credit Agreement, dated March 19, 1997 (the "USA Mobile II
                 Credit  Agreement"), by and among Premiere Page of Kansas,
                 Inc., Q Media Paging-Alabama, Inc., USA Mobile Communications,
                 Inc. III, Q Media Company-Paging, Inc., W.Q. Communications,
                 Inc., USA Mobile Communications, Inc. II, the Lenders Party
                 hereto and The Bank of New York, as Administrative Agent. (3)
   10.2     -    Amendment No. 3 to the USA Mobile II Credit Agreement. (4)
   10.3     -    Letter Agreement dated January 7, 1997 and Amendment 1 dated
                 May 1, 1997 between the Company and Motorola, Inc. (3)
   27.1     -    Financial data schedule

+    Identifies exhibits constituting a management contract or compensatory plan

(1) Incorporated by reference from the Registration Statement on Form S-1 (File no. 33-72646) of USA Mobile II.

(2) Incorporated by reference from the Registration Statement on Form S-1 (File no. 33-85580) of USA Mobile II.

(3) Incorporated by reference from the Quarterly Report on Form 10-Q of Arch for the quarter ended March 31, 1997. Confidential treatment previously granted with respect to portions of this exhibit.

(4) Incorporated by reference from the Annual Report on Form 10-K of Arch for the Year ended December 31, 1997. Confidential treatment requested with respect to portions of this exhibit.