Form 10-Q
period 1998-03-31
USA MOBILE COMMUNICATIONS INC II
filed 1998-05-15
CIK 916122

                   QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


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

The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 748.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of May 14,1998.

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE

Item 1.   Financial Statements:

          Consolidated  Condensed  Balance Sheets as of March 31, 1998
          and December 31, 1997                                            3

          Consolidated  Condensed  Statements  of  Operations  for the
          Three Months Ended March 31, 1998 and 1997                       4

          Consolidated  Condensed  Statements  of Cash  Flows  for the
          Three Months Ended March 31, 1998 and 1997                       5

          Notes to Consolidated Condensed Financial Statements             6

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations                                        7

PART II.  OTHER INFORMATION                                               13

Item 1.   Legal Proceedings
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                           ----         ----
                                                       (unaudited)
                                     ASSETS
 Current assets:
     Cash and cash equivalents                          $      91    $   1,291
     Accounts receivable, net                               8,656        8,353
     Inventories                                            9,862       10,591
     Prepaid expenses and other                               390          390
        Due from Arch Communications Group, Inc.            3,580        5,232
                                                        ---------    ---------
         Total current assets                              22,579       25,857
                                                        ---------    ---------
 Property and equipment, at cost                          157,173      150,246
 Less accumulated depreciation and amortization           (58,060)     (51,569)
                                                        ---------    ---------
 Property and equipment, net                               99,113       98,677
                                                        ---------    ---------
 Intangible and other assets, net                         353,957      368,912
                                                        ---------    ---------
                                                        $ 475,649    $ 493,446
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                   $   8,519    $   9,882
     Accrued interest                                       8,069        7,537
     Accrued expenses and other liabilities                12,338       12,233
     Payable to Arch Communications Enterprises, Inc.         870        2,079
                                                        ---------    ---------
         Total current liabilities                         29,796       31,731
                                                        ---------    ---------
 Long-term debt                                           289,500      288,000
                                                        ---------    ---------
 Deferred income taxes                                     19,559       19,559
                                                        ---------    ---------

 Stockholders' equity:
     Common stock - $.01 par value                           --           --
     Additional paid-in capital                           283,353      283,353
     Accumulated deficit                                 (146,559)    (129,197)
                                                        ---------    ---------
         Total stockholders' equity                       136,794      154,156
                                                        ---------    ---------
                                                        $ 475,649    $ 493,446
                                                        =========    =========




              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1997
                          (unaudited and in thousands)



                                                      1998       1997
                                                      ----       ----

       Service, rental, and maintenance revenues   $ 37,148    $ 34,156
       Product sales                                  4,536       4,902
                                                   --------    --------
           Total revenues                            41,684      39,058
       Cost of products sold                         (3,151)     (3,502)
                                                   --------    --------
                                                     38,533      35,556
                                                   --------    --------
       Operating expenses:
         Service, rental, and maintenance             8,360       7,239
         Selling                                      4,698       5,523
         General and administrative                   8,962       7,697
         Depreciation and amortization               25,863      27,934
                                                   --------    --------
           Total operating expenses                  47,883      48,393
                                                   --------    --------
       Operating income (loss)                       (9,350)    (12,837)
       Interest expense, net                         (8,012)     (7,788)
                                                   --------    --------
       Income (loss) before income tax benefit      (17,362)    (20,625)
       Benefit from income taxes                       --         5,300
                                                   --------    --------
       Net income (loss)                           $(17,362)   $(15,325)
                                                   ========    ========




              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                          (unaudited and in thousands)



                                                            1998       1997
                                                            ----       ----

  Net cash provided by operating activities              $  8,644    $  9,773
                                                         --------    --------

  Cash flows used for investing activities:
    Additions to property and equipment, net              (10,986)    (13,521)
    Additions to intangible and other assets                 (358)     (1,099)
                                                         --------    --------
  Net cash used for investing activities                  (11,344)    (14,620)
                                                         --------    --------

  Cash flows from financing activities:
    Issuance of long-term debt                              1,500      61,000
    Repayment of long-term debt                              --       (56,000)
                                                         --------    --------
  Net cash provided by financing activities                 1,500       5,000
                                                         --------    --------

  Net (decrease) increase in cash and cash equivalents     (1,200)        153
  Cash and cash equivalents, beginning of period            1,291         891
                                                         --------    --------
  Cash and cash equivalents, end of period               $     91    $  1,044
                                                         ========    ========

  Supplemental disclosure:
    Interest paid                                        $  7,299    $  7,444






              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                       USA MOBILE COMMUNICATIONS, INC. II
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC. )
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of USA Mobile Communications, Inc. II ("USA Mobile II") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1997, has been prepared by management without audit by independent accountants. The consolidated condensed balance sheet at December 31, 1997 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1997. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobile II's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

     (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                   March 31,  December 31,
                                                      1998        1997
                                                      ----        ----
                                                  (unaudited)

         Goodwill                                   $207,299   $214,286
         Purchased FCC licenses                      100,203    103,580
         Purchased subscriber lists                   43,099     47,552
         Non-competition agreements                    1,933      2,133
         Deferred financing costs                        479        525
         Other                                           944        836
                                                    --------   --------
                                                    $353,957   $368,912
                                                    ========   ========

     (c) Tower Site Sale - On April 13, 1998, Arch Communications Group, Inc. ("Arch") announced an agreement to sell the tower site assets (the "Tower Site Sale") owned by its subsidiaries, including tower site assets owned by USA Mobile II, for approximately $38.0 million in cash (subject to adjustment), of which $1.3 million will be paid to Benbow PCS Ventures, Inc. ("Benbow"), in which Arch holds a 49.9% equity interest, in payment of certain assets owned by Benbow and included in the Tower Site Sale. Arch and its subsidiaries will sell communications towers, real estate, site management contracts and/or leasehold interests involving a total of 134 sites in 22 states, and will lease back space on the towers on which they currently operate communications equipment to service their own paging network. The closing of the Tower Site Sale is subject to receipt of customary regulatory approvals and other conditions. Arch currently expects to complete the Tower Site Sale in the second quarter of 1998.

     (d) Pending Accounting Pronouncements - In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5" ) "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. USA Mobile II intends to adopt SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 is not expected to have a material effect on USA Mobile II's financial position or results of operations.

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

SHIFT IN OPERATING FOCUS

     In April 1997, Arch reordered its operating priorities to improve capital efficiency and strengthen its balance sheet by placing a higher priority on leverage reduction than subscriber unit growth. As part of its reordered operating priorities, Arch has implemented and is continuing to implement various initiatives to reduce capital costs while sustaining acceptable levels of unit and revenue growth. As a result, USA Mobile II's rate of internal growth in pagers in service has slowed and is expected to remain below the rates of internal growth previously achieved by USA Mobile II. Additionally, Arch has considered the possible sale of non-strategic assets. In April 1998, Arch announced the Tower Site Sale, in which Arch and USA Mobile II will sell communications towers, real estate, site management contracts and/or leasehold interests involving 134 sites in 22 states, and will lease back space on the towers on which they currently operate communications equipment to service their own paging network. Arch and USA Mobile II will use their proceeds from the Tower Site Sale to repay indebtedness under their bank credit facilities. The pending Tower Site Sale, if completed, will result in a reduction in USA Mobile II's rental income, an increase in its operating expenses and the elimination of future interest expense on the repaid debt.

RESULTS OF OPERATIONS

     Total revenues increased to $41.7 million or 6.7% for the three months ended March 31, 1998, as compared to $39.1 million for the corresponding 1997 period. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased 8.8% to $37.1 million for the three months ended March 31, 1998, from $34.2 million for the three months ended March 31, 1997. These increases in revenues were primarily due to an increase in the number of pagers in service from March 31, 1997 to March 31, 1998. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three months ended March 31, 1998 and 1997. USA Mobile II does not differentiate between service and rental revenues.

     Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $8.4 million in the three months ended March 31, 1998 from $7.2 million in the three months ended March 31, 1997. The increase was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers.

     Selling expenses decreased to $4.7 million in the three months ended March 31, 1998 from $5.5 million for the three months ended March 31, 1997. Most selling expenses are directly related to the number of net new subscribers added. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate.

     General and administrative expenses increased to $9.0 million in the three months ended March 31, 1998 from $7.7 million in the three months ended March 31, 1997. The increase was due primarily to administrative and facility costs associated with supporting more pagers in service.

     Depreciation and amortization expenses decreased to $25.9 million in the three months ended March 31, 1998 from $27.9 million in the three months ended March 31, 1997. These expenses reflect USA Mobile II's investment in pagers and other system expansion capital to support growth.

     Operating loss decreased to $9.4 million in the three months ended March 31, 1998 from $12.8 million in the three months ended March 31, 1997, as a result of the factors outlined above.

     Net interest expense increased to $8.0 million in the three months ended March 31, 1998 from $7.8 million in the corresponding 1997 period. The increase was attributable to an increase in USA Mobile II's average outstanding debt.

     During the three months ended March 31, 1997, USA Mobile II recognized an income tax benefit of $5.3 representing the tax benefit of operating losses subsequent to September 7, 1995 which were available to offset previously established deferred tax liabilities arising from Arch's acquisition of USA Mobile.

     USA Mobile II's net loss was $17.4 million for the three months ended March 31, 1998 as compared to $15.3 million for the three months ended March 31, 1997 as a result of factors outlined above.

     Earnings Before Interest, Taxes, Depreciation and Amortization, ("EBITDA"), increased 9.4% to $16.5 million in the three months ended March 31, 1998 from $15.1 million in the three months ended March 31, 1997, as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether USA Mobile II is in compliance with the covenants under its credit facility, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect income tax benefit and interest expense, net. One of USA Mobile's financial objectives is to increase EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investments in continued growth, including the purchase of pagers and paging system equipment, construction and expansion of paging systems.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among others, could cause USA Mobile II's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by USA Mobile II's management from time to time.

  INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

     USA Mobile II is highly leveraged. At March 31, 1998, USA Mobile II had outstanding $289.5 million of total debt. USA Mobile II's high degree of leverage may have important consequences for USA Mobile II, including: (i) the ability of USA Mobile II and its subsidiaries to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of USA Mobile II will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the USA Mobile II Notes and USA Mobile II's credit facilities contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on USA Mobile II; (iv) USA Mobile II may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (v) USA Mobile II's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally. In April 1997, Arch reordered its operating priorities to improve capital efficiency and strengthen its balance sheet by placing a higher priority on leverage reduction than subscriber unit growth. As part of its reordered  operating  priorities,  Arch has  implemented  and is  continuing  to implement various initiatives to reduce capital costs while sustaining acceptable levels of unit and revenue growth and reviewing the possible sale of non-strategic assets. As a result, USA Mobile II's rate of internal growth in pagers in service has slowed and is expected to remain below the rates of internal growth previously achieved by USA Mobile II, but USA Mobile II has not yet reduced its financial leverage significantly. There can be no assurance that USA Mobile II will be able to reduce its financial leverage significantly or that USA Mobile II will achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage.

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

   HISTORY OF LOSSES

     USA Mobile II has not reported any net income since its inception, except that USA Mobile II reported net income of $17.6 million in the year ended
December 31, 1991 resulting from an extraordinary gain of $42.2 million attributable to the restructuring of its debt. USA Mobile II's historical net losses have resulted principally from (i) substantial depreciation and amortization expenses, primarily related to intangible assets and pager depreciation, and (ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a material adverse affect on USA Mobile II. USA Mobile II expects to continue to report net losses for the foreseeable future.

  POSSIBLE ACQUISITION TRANSACTIONS

     Arch believes that the paging industry will undergo further consolidation, and Arch expects to participate in such consolidation, either as an acquirer or an acquiree. Arch evaluates possible acquisition transactions on an ongoing basis and, from time to time, is engaged in discussions with respect to possible acquisitions or other business combinations. The process of integrating acquired paging businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of Arch's management and the financial and other resources of Arch. No assurance can be given that suitable acquisition transactions can be identified, financed and completed on acceptable terms, that Arch's future acquisitions will be successful, or that Arch will participate in any future consolidation of the paging industry.

   DEPENDENCE ON KEY PERSONNEL

     The success of USA Mobile II will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. USA Mobile II does not have employment agreements or key man insurance with any of its current executive officers, although all current executive officers have entered into non-competition and retention agreements with Arch. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon USA Mobile II's operations.

   COMPETITION AND TECHNOLOGICAL CHANGE

     USA Mobile II faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. USA Mobile II believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that USA Mobile II generally competes effectively based on these factors. Monthly fees for basic paging services have, in general, declined since USA Mobile II commenced operations, due in part to competitive conditions, and USA Mobile II may face significant price-based competition in the future which could adversely affect USA Mobile II. Some of USA Mobile II's competitors possess greater financial, technical and other resources than USA Mobile II. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on USA Mobile II's markets, USA Mobile II's results of operations could be adversely affected. A variety of wireless two-way communication technologies primarily focused on voice services currently are in use or under development. Although such technologies generally are higher priced than paging services, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for USA Mobile II. Two-way service providers also could elect to provide paging service as an adjunct to their primary services. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by USA Mobile II or could require USA Mobile II to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. Entities offering service on wireless two-way communications technology, including cellular and broadband PCS, and specialized mobile radio services, also compete with the paging services that USA Mobile II provides. Technological change also may affect the value of the pagers owned by USA Mobile II and leased to its subscribers. If USA Mobile II's subscribers requested more technologically advanced pagers, USA Mobile II could incur additional inventory costs and capital expenditures if it were required to replace pagers leased to its subscribers within a short period of time. There can be no assurance that USA Mobile II will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

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

   DEPENDENCE ON SUPPLIERS

     USA Mobile II does not manufacture any of the pagers used in its paging operations. USA Mobile II buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, USA Mobile II purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, USA Mobile II has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that USA Mobile II will not experience such delays in the future. USA Mobile II has never had a purchase agreement with Glenayre or NEC. USA Mobile II's purchase agreement with Motorola expires in December 1998, with a provision for automatic renewal for one-year terms. Although USA Mobile II believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that USA Mobile II would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms.

   GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

     The paging operations of USA Mobile II are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on USA Mobile II's business. Changes in regulation of USA Mobile II's paging business or the allocation of radio spectrum for services that compete with USA Mobile II's business could adversely affect USA Mobile II's results of operations. In addition, some aspects of the recently enacted Telecommunications Act of 1996 could have a beneficial effect on USA Mobile II's business, but other provisions may place additional burdens upon USA Mobile II or subject USA Mobile II to increased competition. The Communications Act of 1934, as amended, limits foreign ownership of entities that hold certain licenses from the FCC. Because Arch, through its subsidiaries, holds FCC licenses, in general, no more than 25% of Arch's stock can be owned or voted by aliens or their representatives, a foreign government or its representative or a foreign corporation. An FCC licensee may, however, make prior application to the FCC for a determination that it is not in the public interest to deny an individual licensee's foreign ownership in excess of the 25% foreign ownership benchmark. Most recently, the FCC substantially liberalized its authorization process for foreign entities investing in paging companies that are domiciled in countries which are signatories to the World Trade Organization agreement. Arch's Restated Certificate of Incorporation permits the redemption of shares of Arch's capital stock from foreign stockholders where necessary to protect the Arch's regulatory licenses, but such redemption would be subject to the availability of capital to Arch and any restrictions contained in the debt instruments of Arch and its subsidiaries and under Delaware law (which currently would not permit any such redemptions). The failure to redeem such shares promptly could jeopardize USA Mobile II's FCC licenses. From time to time, legislation and regulations which could potentially adversely affect USA Mobile II are proposed or enacted by federal and state legislators and regulators. For example, the FCC and certain states require paging companies to contribute a portion of specified revenues to support telecommunications public purposes. Additional states and localities may in the future seek to impose similar requirements and the FCC recently adopted an order requiring paging companies to compensate pay telephone providers for 800 and similar telephone calls. USA Mobile II has generally passed these costs on to its subscribers, which makes USA Mobile II's services more expensive and which could affect the attraction or retention of subscribers. There can be no assurance that USA Mobile II will be able to pass on these costs. Although these requirements have not to date had a material impact on USA Mobile II, these or similar requirements could in the future have a material adverse effect on USA Mobile II.

   IMPACT OF THE YEAR 2000 ISSUE

     USA Mobile II is currently upgrading its information systems in a manner which will also resolve the potential impact of the year 2000 problem on the processing of date-sensitive information by USA Mobile II's computerized systems and transmission equipment. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of USA Mobile II's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on USA Mobile II's financial position, results of operations or cash flows in future periods. The ability of third parties with whom USA Mobile II transacts business to adequately address their year 2000 issues is outside USA Mobile II's control. If USA Mobile II, its customers or vendors are unable to resolve such processing issues in a timely manner, there could be a material adverse effect on USA Mobile II.

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

        (b) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.

                                            USA MOBILE COMMUNICATIONS, INC. II


Dated:  May 14, 1998                        By:    /S/ J. ROY POTTLE
                                                  ----------------------
                                                  J. Roy Pottle
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS


 EXHIBIT                                    DESCRIPTION

  10.4!      -    Amendment 2 dated April 2, 1998 to Letter Agreement dated
                  January  7, 1997 between Arch and Motorola, Inc.
  27.1*      -    Financial Data Schedule.

*   Filed herewith
! Incorporated by reference from the Quarterly Report on Form 10-Q of Arch for the quarter ended March 31, 1998. Confidential treatment requested with respect to portions of this exhibit.
+   Identifies exhibits constituting a management contract or compensatory plan.