Form 10-Q
period 1998-06-30
ARCH COMMUNICATIONS INC
filed 1998-08-13
CIK 916122

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



                         Commission file number 33-72646
                            ARCH COMMUNICATIONS, INC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 848.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of August 11, 1998.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of June 30, 1998 and
         December 31, 1997                                                    3

         Consolidated Condensed Statements of Operations for the
         Three and Six Months Ended June 30, 1998 and 1997                    4

         Consolidated Condensed Statements of Cash Flows for the
         Six Months Ended June 30, 1998 and 1997                              5

         Notes to Consolidated Condensed Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

PART II. OTHER INFORMATION                                                   17

Item 1.  Legal Proceedings
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                     JUNE 30,     DECEMBER 31,
                                                       1998           1997
                                                       ----           ----
                                     ASSETS        (unaudited)

  Current assets:
      Cash and cash equivalents                    $     2,895    $     1,887
      Accounts receivable, net                          32,483         30,147
      Inventories                                       13,278         12,633
      Prepaid expenses and other                         3,582          4,917
                                                   -----------    -----------
          Total current assets                          52,238         49,584
                                                   -----------    -----------
  Property and equipment, at cost                      409,340        388,035
  Less accumulated depreciation and amortization      (179,478)      (146,542)
                                                   -----------    -----------
  Property and equipment, net                          229,862        241,493
                                                   -----------    -----------
  Intangible and other assets, net                     678,683        718,969
                                                   -----------    -----------
                                                   $   960,783    $ 1,010,046
                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities:
      Current maturities of long-term debt         $      --      $    24,513
      Accounts payable                                  22,951         22,486
      Accrued restructuring                             15,846           --
      Accrued interest                                   7,378         11,174
      Accrued expenses and other liabilities            29,131         26,831
                                                   -----------    -----------
          Total current liabilities                     75,306         85,004
                                                   -----------    -----------
  Long-term debt                                       639,464        623,000
                                                   -----------    -----------
  Other long-term liabilities                           10,240           --
                                                   -----------    -----------
  Stockholder's equity:
      Common stock - $.01 par value                       --             --
      Additional paid-in capital                       642,225        617,563
      Accumulated deficit                             (406,452)      (315,521)
          Total stockholder's equity                   235,773        302,042
                                                   -----------    -----------
                                                   $   960,783    $ 1,010,046
                                                   ===========    ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)


                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                     ---------------------------     -------------------------
                                        1998            1997            1998            1997
                                        ----            ----            ----            ----
Service, rental, and maintenance
 revenues                            $  92,883       $  87,561       $ 184,280       $ 171,978
Product sales                           10,663          11,168          21,305          22,290
                                     ---------       ---------       ---------       ---------
    Total revenues                     103,546          98,729         205,585         194,268
Cost of products sold                   (7,324)         (7,165)        (14,690)        (14,291)
                                     ---------       ---------       ---------       ---------
                                        96,222          91,564         190,895         179,977
                                     ---------       ---------       ---------       ---------
Operating expenses:
  Service, rental, and maintenance      20,220          19,429          40,409          38,111
  Selling                               12,374          13,431          24,244          26,632
  General and administrative            28,198          26,202          56,516          51,345
  Depreciation and amortization         54,444          61,905         107,915         119,681
   Restructuring charge                 16,100            --            16,100            --
                                     ---------       ---------       ---------       ---------
    Total operating expenses           131,336         120,967         245,184         235,769
                                     ---------       ---------       ---------       ---------
Operating income (loss)                (35,114)        (29,403)        (54,289)        (55,792)
Interest expense, net                  (16,433)        (15,653)        (32,703)        (31,013)
Equity in loss of affiliate             (1,164)           (924)         (2,219)         (1,812)
                                     ---------       ---------       ---------       ---------
Income (loss) before income tax
  benefit and extraordinary item       (52,711)        (45,980)        (89,211)        (88,617)
Benefit from income taxes                 --             5,300            --            10,600
                                     ---------       ---------       ---------       ---------
Income (loss) before extraordinary
  item                                 (52,711)        (40,680)        (89,211)        (78,017)
Extraordinary charge from early
  extinguishment of debt                (1,720)           --            (1,720)           --
                                     ---------       ---------       ---------       ---------
Net income (loss)                    $ (54,431)      $ (40,680)      $ (90,931)      $ (78,017)
                                     =========       =========       =========       =========
















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                         1998          1997
                                                         ----          ----

 Net cash provided by operating activities             $  44,332    $  36,010
                                                       ---------    ---------

 Cash flows from investing activities:
   Additions to property and equipment, net              (38,353)     (48,720)
   Additions to intangible and other assets              (21,584)      (7,724)
                                                       ---------    ---------
 Net cash used for investing activities                  (59,937)     (56,444)
                                                       ---------    ---------

 Cash flows from financing activities:
   Issuance of long-term debt                            450,964       82,000
   Repayment of long-term debt                          (459,013)     (56,024)
    Capital contribution from (distribution to) Arch
      Communications Group, Inc.                          24,662       (3,896)
                                                       ---------    ---------
 Net cash provided by financing activities                16,613       22,080
                                                       ---------    ---------

 Net increase in cash and cash equivalents                 1,008        1,646
 Cash and cash equivalents, beginning of period            1,887        1,271
                                                       ---------    ---------
 Cash and cash equivalents, end of period              $   2,895    $   2,917
                                                       =========    =========

 Supplemental disclosure:
   Interest paid                                       $  35,920    $  29,668





















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC. )
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     (a) Merger and Name Change -- On June 29, 1998, Arch Communications Group, Inc. ("Parent") effected a number of restructuring transactions involving certain of its direct and indirect wholly-owned subsidiaries. Arch Communications Enterprises, Inc. ("ACE") was merged (the "Merger") into a subsidiary of USA Mobile Communications, Inc. II ("USAM") named Arch Paging, Inc. ("API"). In connection with the Merger, USAM changed its name to Arch Communications, Inc. ("Arch" or the "Company") and issued 100 shares of its common stock to Parent. Immediately prior to and in connection with the Merger:
(i) USAM contributed its operating assets and liabilities to an existing subsidiary of USAM; (ii) The Westlink Company, which held ACE's 49.9% equity interest in Benbow PCS Ventures, Inc. ("Benbow"), distributed its Benbow assets and liabilities to a new subsidiary of ACE, The Westlink Company II; (iii) ACE contributed its operating assets and liabilities to an existing subsidiary of ACE; (iv) all of USAM's subsidiaries were merged into API; and (v) The Westlink Company II was merged into a new API subsidiary, Benbow Investments, Inc.

     The Merger has been accounted for as a pooling of interests due to the common ownership of ACI, ACE and USAM. Accordingly, the Company's consolidated financial statements have been restated to include the results of ACE for all periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are presented below (in thousands):

                                  Three Months         Six Months
                                 Ended March 31,     Ended June 30,
                                      1998                1997
                               ------------------   ----------------
              Revenues:
                    USAM             $  41,684           $  79,278
                    ACE                 60,355             114,990
                                     ---------           ---------
                    Combined         $ 102,039           $ 194,268
                                     =========           =========
              Net loss:
                    USAM             $ (17,362)          $ (31,019)
                    ACE                (19,138)            (46,998)
                                     ---------           ---------
                    Combined         $ (36,500)          $ (78,017)
                                     =========           =========


     (b) Preparation of Interim Financial Statements -- The consolidated condensed financial statements of Arch have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent accountants. The consolidated condensed balance sheet at December 31, 1997 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1997 and has been restated to reflect the Merger using the pooling of interests method of accounting. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USAM's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

     (c) Intangible and Other Assets -- Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                    June 30,  December 31,
                                                      1998       1997
                                                      ----       ----
                                                  (unaudited)
        Goodwill                                    $291,898   $312,017
        Purchased FCC licenses                       275,224    293,922
        Purchased subscriber lists                    71,933     87,281
        Investment in CONXUS Communications, Inc.      6,500      6,500
        Investment in Benbow PCS Ventures, Inc.        9,942      6,189
        Non-competition agreements                     2,268      2,783
        Deferred financing costs                      12,065        526
        Other                                          8,853      9,751
                                                    --------   --------
                                                    $678,683   $718,969
                                                    ========   ========

     (d) Tower Site Sale -- In April 1998, Parent announced an agreement to sell certain of Arch's tower site assets (the "Tower Site Sale") for approximately $38 million in cash (subject to adjustment), of which $1.3 million will be paid to a subsidiary of Benbow in payment for certain assets owned by such subsidiary and included in the Tower Site Sale. In the Tower Site Sale, Arch is selling communications towers, real estate, site management contracts and/or leasehold interests involving 134 sites in 22 states and renting space on the towers on which it currently operates communications equipment to service its own paging network. Arch will use its net proceeds from the Tower Site Sale (estimated to be $36 million) to repay indebtedness under the Amended Credit Facility (see Note (f)). Arch held the initial closing of the Tower Site Sale on June 26, 1998 with gross proceeds to Arch of approximately $12 million (excluding the $1.3 million which was paid to a subsidiary of Benbow for the assets it sold). The final closing for the balance of the transaction is expected to be completed in the third quarter of 1998, although no assurance can be given that the final closing will be held as expected.

     (e) Senior Notes -- On June 29, 1998, Arch issued and sold $130.0 million principal amount of 12 3/4% Senior Notes due 2007 (the "Notes") for net proceeds of $122.6 million (after deducting the discount to the Initial Purchasers and offering expenses paid by Arch) in a private placement (the "Note Offering") under Rule 144A promulgated under the Securities Act of 1933, as amended. The Notes were sold at an initial price to investors of 98.049%. The Notes mature on July 1, 2007 and bear interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 1999.

     The indenture governing the Notes ( the "Indenture") contains certain covenants that, among other things, limit the ability of Arch to incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, repurchase Capital Stock (as defined in the Indenture), repay subordinated indebtedness or make other Restricted Payments (as defined in the Indenture), create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell Capital Stock of Arch's Restricted Subsidiaries (as defined in the Indenture) or enter into certain mergers and consolidations.

     (f) Amended Credit Facility -- Contemporaneously with the Merger, ACE's existing credit facility was amended and restated to establish senior secured revolving credit and term loan facilities with API, as borrower, in the aggregate amount of $400.0 million (collectively, the "Amended Credit Facility") consisting of (i) a $175.0 million reducing revolving credit facility (the "Tranche A Facility"), (ii) a $100.0 million 364-day revolving credit facility under which the principal amount outstanding on the 364th day following the closing will convert to a term loan (the "Tranche B Facility") and (iii) a $125.0 million term loan which was available in a single drawing on the closing date (the "Tranche C Facility").

     The Tranche A Facility is subject to scheduled quarterly reductions commencing on September 30, 2000 and will mature on June 30, 2005. The term loan portion of the Tranche B Facility will be amortized in quarterly installments commencing September 30, 2000, with an ultimate maturity date of June 30, 2005. The Tranche C Facility will be amortized in annual installments commencing December 31, 1999, with an ultimate maturity date of June 30, 2006.

     API's obligations under the Amended Credit Facility are secured by its pledge of the capital stock of the former ACE operating subsidiaries. The Amended Credit Facility is guaranteed by Parent, Arch and the former ACE operating subsidiaries. Parent's guarantee is secured by a pledge of Parent's stock and notes in Arch, and the guarantees of the former ACE operating subsidiaries are secured by a security interest in those assets of such subsidiaries which were pledged under ACE's previous credit facility.

     Borrowings under the Amended Credit Facility bear interest based on a reference rate equal to either the Agent Bank's Alternate Base Rate or LIBOR, in each case plus a margin based on Arch's or API's ratio of total debt to annualized earnings before interest, taxes, depreciation and amortization ("EBITDA").

     The Amended Credit Facility requires payment of fees on the daily average amount available to be borrowed under the Tranche A Facility and the Tranche B Facility, which fees vary depending on Arch's or API's ratio of total debt to annualized EBITDA.

     The Amended Credit Facility contains restrictions that limit, among other things: additional indebtedness and encumbrances on assets; cash dividends and other distributions; mergers and sales of assets; the repurchase or redemption of capital stock; investments; acquisitions that exceed certain dollar limitations without the lenders' prior approval; and prepayment of indebtedness other than indebtedness under the Amended Credit Facility. In addition, the Amended Credit Facility requires API and its subsidiaries to meet certain financial covenants, including covenants with respect to ratios of EBITDA to fixed charges, EBITDA to debt service, EBITDA to interest service and total indebtedness to EBITDA.

     (g) Equity Investment from Parent - On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm ("Sandler"), together with certain other private investors, made an equity investment in Parent of $25.0 million in the form of Series C Convertible Preferred Stock of Parent ("Series C Preferred Stock"). Simultaneously, Parent contributed to Arch as an equity investment (the "Equity Investment") $24.0 million of the net proceeds from the sale of Series C Preferred Stock, Arch contributed such amount to API as an equity investment and API used such amount to repay indebtedness under ACE's existing credit facility as part of the establishment of the Amended Credit Facility.

     (h) Divisional Reorganization - In June 1998, Parent's Board of Directors approved a reorganization of Arch's operations (the "Divisional Reorganization"). As part of the Divisional Reorganization, which is being implemented over a period of 18 to 24 months, Parent plans to consolidate its seven operating divisions into four operating divisions and consolidate certain regional administrative support functions, resulting in various operating efficiencies. In connection with the Divisional Reorganization, Parent (i) anticipates a net reduction of approximately 10% of its workforce, (ii) plans to close certain office locations and redeploy other real estate assets and (iii) has recorded a restructuring charge of $16.1 million during the second quarter of 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance and benefits, (ii) $3.5 million for lease obligations and terminations and (iii) $2.9 million for the writedown of related assets.

     The write-down of fixed assets relates to a non-cash charge which will reduce the carrying amount of certain leasehold improvements and other fixed assets that the Company will not continue to utilize following the Divisional Reorganization to their estimated net realizable value as of the date such assets are projected to be disposed of or abandoned by the Company. The net realizable value of these assets was determined based on management's estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the assets' disposal and the method and potential costs of disposal. Such estimates are subject to change.

     The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of the Divisional Reorganization. The charge represents future lease obligations on such leases past the dates the offices will be closed by the Company, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2001.

     Through the elimination of certain local and regional administrative operations and the consolidation of certain support functions, the Company will eliminate approximately 280 net positions. As a result of eliminating these positions, the Company will terminate up to 900 personnel. The majority of the positions to be eliminated are in local and regional offices which will be closed as a result of the Divisional Reorganization. The majority of the severance and benefits costs to be paid by the Company will be paid during the remainder of 1998 and in 1999.

     The Company's restructuring activity as of June 30, 1998 is as follows (in thousands):

                                  Reserve
                                 Initially   Utilization of Reserve  Remaining
                                Established    Cash     Non-Cash      Reserve
                                -----------    ----     --------      -------
Severance costs.............       $  9,700     $  205  $      --    $  9,495
Lease obligation costs......          3,500         20         --       3,480
Write-down of related assets          2,900         29         --       2,871
                                    -------     ------   --------     -------
    Total...................        $16,100     $  254   $     --     $15,846
                                    =======     ======   ========     =======

     (i) New and Pending Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in 1998. The adoption of this standard did not have an effect on its reporting of income.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Arch intends to adopt SFAS No. 131 for its year ending December 31, 1998. The adoption of this standard is not expected to have a significant impact on Arch's financial reporting.

     In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5" ) "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. Arch intends to adopt SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 is not expected to have a material effect on Arch's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No.133 " Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings. Arch intends to adopt this standard effective January 1, 2000. Arch has not yet quantified the impact of adopting SFAS No. 133 on its financial statements, however, adopting SFAS No. 133 could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

TOWER SITE SALE

     In April 1998, Parent announced an agreement to sell certain of Arch's tower site assets (the "Tower Site Sale") for approximately $38 million in cash (subject to adjustment), of which $1.3 million will be paid to a subsidiary of Benbow in payment for certain assets owned by such subsidiary and included in the Tower Site Sale. In the Tower Site Sale, Arch is selling communications towers, real estate, site management contracts and/or leasehold interests involving 134 sites in 22 states and renting space on the towers on which it currently operates communications equipment to service its own paging network. Arch will use its net proceeds from the Tower Site Sale (estimated to be $36 million) to repay indebtedness under the Amended Credit Facility. Arch held the initial closing of the Tower Site Sale on June 26, 1998 with gross proceeds to Arch of approximately $12 million (excluding the $1.3 million which was paid to a subsidiary of Benbow for the assets it sold). The final closing for the balance of the transaction is expected to be completed in the third quarter of 1998, although no assurance can be given that the final closing will be held as expected.

DIVISIONAL REORGANIZATION

     In June 1998, Parent's Board of Directors approved a reorganization of Arch's operations (the "Divisional Reorganization"). As part of the Divisional Reorganization, which is being implemented over a period of 18 to 24 months, Parent plans to consolidate its seven operating divisions into four operating divisions and consolidate certain regional administrative support functions, resulting in various operating efficiencies. Arch estimates that the Divisional Reorganization, once fully implemented, will result in annual cost savings of approximately $15 million. Arch expects to reinvest a portion of these cost savings to expand its sales activities.

     In connection with the Divisional Reorganization, Parent (i) anticipates a net reduction of approximately 10% of its workforce, (ii) plans to close certain office locations and redeploy other real estate assets and (iii) has recorded a restructuring charge of $16.1 million during the second quarter of 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance and benefits, (ii) $3.5 million for lease obligations and terminations and (iii) $2.9 million for the writedown of related assets. See Note (h) to Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

     Total revenues increased to $103.5 million (a 4.9% increase) and $205.6 million (a 5.8% increase) in the three and six months ended June 30, 1998, respectively, from $98.7 million and $194.3 million in the three and six months ended June 30, 1997, respectively. Net revenues (total revenues less cost of products sold) increased to $96.2 million (a 5.1% increase) and $190.9 million (a 6.1% increase) in the three and six months ended June 30, 1998, respectively, from $91.6 million and $180.0 million in the three and six months ended June 30, 1997, respectively. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased to $92.9 million (a 6.1% increase) and $184.3 million (a 7.2% increase) in the three and six months ended June 30, 1998, respectively, from

$87.6 million and $172.0 million in the three and six months ended June 30, 1997, respectively. These increases in revenues were due primarily to the increase through internal growth in the number of pagers in service from 3.7 million at June 30, 1997 to 4.1 at June 30, 1998. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and six months ended June 30, 1998 and 1997. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, decreased to $3.3 million (a 16.6% decrease) and $6.6 million (a 17.3% decrease) in the three and six months ended June 30, 1998, respectively, from $4.0 million and $8.0 million in the three and six months ended June 30, 1997, respectively, as a result of a decline in the average revenue per pager sold.

     Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $20.2 million (21.0% of net revenues) and $40.4 million (21.2% of net revenues) in the three and six months ended June 30, 1998, respectively, from $19.4 million (21.2% of net revenues) and $38.1 million (21.2% of net revenues) in the three and six months ended June 30, 1997, respectively. The increases were due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per subscriber were $20 in both the three and six months ended June 30, 1998, respectively, as compared to $22 in the corresponding 1997 periods.

     Selling expenses decreased to $12.4 million (12.9% of net revenues) and $24.2 million (12.7% of net revenues) in the three and six months ended June 30, 1998, respectively, from $13.4 million (14.7% of net revenues) and $26.6 million (14.8% of net revenues) in the three and six months ended June 30, 1997, respectively. The decreases were due primarily to a decrease in the number of net new pagers in service and marketing costs incurred in 1997 to promote the Company's new Arch Paging brand identity. The number of net new pagers in service resulting from internal growth decreased by 23.8% and 35.0% in the three and six months ended June 30, 1998 compared to the three and six months ended
June 30, 1997, respectively, primarily due to Arch's shift in operating focus from unit growth to capital efficiency and leverage reduction. Most selling expenses are directly related to the number of net new subscribers added.

     General and administrative expenses increased to $28.2 million (29.3% of net revenues) and $56.5 million (29.6% of net revenues) in the three and six months ended June 30, 1998, respectively, from $26.2 million (28.6% of net revenues) and $51.3 million (28.5% of net revenues) in the three and six months ended June 30, 1997, respectively. The increases were due primarily to administrative and facility costs associated with supporting more pagers in service.

     Depreciation and amortization expenses decreased to $54.4 million and $107.9 million in the three and six months ended June 30, 1998, respectively, from $61.9 million and $119.7 million in the three and six months ended June 30, 1997, respectively. These expenses principally reflect Arch's acquisitions of paging businesses in prior periods, accounted for as purchases, and investment in pagers and other system expansion equipment to support growth.

     Operating losses were $35.1 million and $54.3 million in the three and six months ended June 30, 1998, respectively, as compared to $29.4 million and $55.8 million in the three and six months ended June 30, 1997, respectively, as a result of the factors outlined above including the $16.1 million restructuring charge recorded in the second quarter of 1998.

     Net interest expense increased to $16.4 million and $32.7 million in the three and six months ended June 30, 1998, respectively, from $15.7 million and $31.0 million in the three and six months ended June 30, 1997, respectively. The increases were principally attributable to an increase in Arch's outstanding debt.

     The Company recognized income tax benefits of $5.3 million and $10.6 million in the three and six months ended June 30, 1997, respectively. These benefits represent the tax benefit of operating losses incurred subsequent to the acquisitions of USA Mobile Communications Holdings. Inc. ("USA Mobile") and Westlink Holdings, Inc. ("Westlink") which were available to offset deferred tax liabilities arising from the Company's acquisition of USA Mobile in September 1995 and Westlink in May 1996. The tax benefit of these operating losses was fully recognized during 1997. Accordingly, the Company has established a valuation reserve against its deferred tax asset which reduced the income tax benefit to zero. The Company does not expect to recover, in the foreseeable future, its deferred tax asset and will continue to increase its valuation reserve accordingly.

     In June 1998, Arch recognized an extraordinary charge of $1.7 million representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under prior credit facilities.

     Net loss increased to $54.4 million and $90.9 million in the three and six months ended June 30, 1998, respectively, from $40.7 million and $78.0 million in the three and six months ended June 30, 1997, respectively, as a result of the factors outlined above.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 9.0% to $35.4 million (36.8% of net revenues) and 9.1% to $69.7 million (36.5% of net revenues) in the three and six months ended June 30, 1998, respectively, from $32.5 million (35.5% of net revenues) and $63.9 million (35.5% of net revenues) in the three and six months ended June 30, 1997, respectively, as a result of the factors outlined above. EBITDA is a commonly used measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect restructuring charges, income tax benefit and interest expense. One of Arch's principal financial objectives is to increase its EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investments in continued growth, including the purchase of pagers and paging system equipment, construction and expansion of paging systems and possible acquisitions. EBITDA, as determined by Arch, may not necessarily be comparable to similarly titled data of other paging companies.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by Arch's management from time to time.

  INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

     Arch is highly leveraged. At June 30, 1998, Arch had outstanding $639.5 million of total debt. The Company's high degree of leverage may have important consequences for the Company, including: (i) the ability of the Company and its subsidiaries to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on favorable terms; (ii) a substantial portion of the cash flow of the Company and its subsidiaries will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the Amended Credit Facility, the Indenture and the indentures under which the Arch Notes are outstanding contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company; (iv) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage;
(v) the Company's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally; and (vi) the Company's high degree of leverage may impair its ability to participate in future consolidation of the paging industry. In April 1997, Parent reordered its operating priorities to improve capital efficiency and strengthen its balance sheet by placing a higher priority on leverage reduction than subscriber unit growth. As part of its reordered operating priorities, Parent has implemented various initiatives to reduce capital costs while sustaining acceptable levels of unit and revenue growth. As a result, Arch's rate of internal growth in pagers in service has slowed and is expected to remain below the rate of internal growth previously achieved by Arch, but Arch has not yet reduced its financial leverage significantly. There can be no assurance that Arch will be able to reduce its financial leverage significantly or that Arch will achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in EBITDA, it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing debt instruments, including Parent's 10 7/8% Senior Discount Notes due 2008 (the "Parent Discount Notes").

  FUTURE CAPITAL NEEDS

     The Company's business strategy requires the availability of substantial funds to finance the continued development and further growth and expansion of its operations, including possible acquisitions. The amount of capital required by the Company will depend upon a number of factors, including subscriber growth, the type of paging devices and services demanded by customers, service revenues, technological developments, marketing and sales expenses, competitive conditions, the nature and timing of the Company's N-PCS strategy, acquisition strategy and acquisition opportunities. No assurance can be given that additional equity or debt financing will be available to the Company on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

  HISTORY OF LOSSES

     The Company has not reported any net income since its inception. The Company's historical net losses have resulted principally from (i) substantial depreciation and amortization expenses, primarily related to intangible assets and pager depreciation, and (ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a material adverse effect on the business, financial condition, results of operations or prospects of the company. The Company expects to continue to report net losses for the foreseeable future.

  POSSIBLE ACQUISITION TRANSACTIONS

     Arch believes that the paging industry will undergo further consolidation, and Arch expects to participate in such consolidation, either as an acquiror or an acquiree. The Company has evaluated and expects to continue to evaluate possible acquisition transactions on an ongoing basis, and at any given time may be, engaged in discussions with respect to possible acquisitions or other business combinations. The process of integrating acquired paging businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of the Company's management and the financial and other resources of the Company. No assurance can be given that suitable acquisition transactions can be identified, financed and completed on acceptable terms, that the Company's future acquisitions will be successful, or that the Company will participate in any future consolidation of the paging industry.

        On June 22, 1998, Parent and Arch each filed a Form 8-K with the Securities and Exchange Commission reporting that Parent is engaged in discussions concerning the possible acquisition of MobileMedia Communications, Inc. ("MobileMedia"). There are a number of significant issues which must be resolved prior to execution of an acquisition agreement, and Parent is aware that other parties are in discussions with respect to a possible business combination with MobileMedia. Parent has not entered into a letter of intent or definitive agreement for the acquisition of MobileMedia and discussions could be terminated at any time. If Parent does enter into an agreement for the acquisition of MobileMedia, the closing would be subject to approval by Parent's stockholders, Bankruptcy Court approval, FCC approval, antitrust regulatory approval, the availability of sufficient financing and other customary conditions. THERE CAN BE NO ASSURANCE THAT ARCH WILL ACQUIRE MOBILEMEDIA OR THAT, IF PARENT ACQUIRES MOBILEMEDIA, ARCH WOULD REALIZE ITS ANTICIPATED IMPROVEMENTS IN FINANCIAL LEVERAGE, OPERATING SYNERGIES OR COST SAVINGS. An acquisition of MobileMedia by Parent may involve significant operational and financial risks, including but not limited to the risks associated with integrating MobileMedia's operations with the current operations of Parent and its subsidiaries, and these risks may be exacerbated by the fact that MobileMedia is currently operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code.

  DEPENDENCE ON KEY PERSONNEL

     The success of the Company will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. The Company does not have employment agreements with, or maintain insurance on the lives of, any of its current executive officers, although certain executive officers have entered into non-competition agreements and all executive officers have entered into executive retention agreements with the Company. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

  COMPETITION AND TECHNOLOGICAL CHANGE

     The Company faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. The Company believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that the Company has generally competed effectively based on these factors. Monthly fees for basic paging services have, in general, declined since the Company commenced operations, due in part to competitive conditions, and the Company may face significant price-based competition in the future which could adversely affect the Company. One of the Company's competitors possess greater financial, technical and other resources than the Company. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on the Company's markets, there could be a material adverse effect on the business, financial condition, results of operations or prospects of the Company. A variety of two-way paging technologies are currently are in use or under development by competitors. The Company does not presently provide such two-way services, other than as a reseller. Although such services generally are higher priced than traditional one-way paging services, technological improvements could result in increased capacity and efficiency for such two-way paging technologies and, accordingly, could result in increased competition for the Company. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by the Company or could require the Company to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the Federal Communications Commission (the "FCC") are aimed at encouraging such technological advances and new services. Other forms of wireless two-way communications technology, including cellular and broadband personal communications services ("PCS"), and specialized mobile radio services, also compete with the paging services that the Company provides. While such services are primarily focused on two-way voice communications, service providers could elect to provide paging services as an adjunct to their primary services. Technological change also may affect the value of the technologically advanced pagers, including but not limited to two-way pagers, the Company could incur additional inventory costs and capital expenditures if it were required to replace pagers leased to its subscribers within a short period of time. If the Company is required to incur such additional investment or capital prospects of the Company. There can be not assurance that the Company will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

  SUBSCRIBER TURNOVER

     The results of operations of wireless messaging service providers, such as the Company, can be significantly affected by subscriber cancellations. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, disconnections directly and adversely affect operating cash flow. An increase in its subscriber cancellation rate have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

  DEPENDENCE ON SUPPLIERS

     The Company does not manufacture any of the pagers used in its paging operations. The Company buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, the Company purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, the Company has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that the Company will not experience such delays in the future. The Company's purchase agreement with Motorola expires on June 19, 1999, with a provision for automatic renewal for one-year terms. Although the Company believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that the Company would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms.

  GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

     The paging operations of the Company are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on the Company's business. Changes in regulation of the Company's business could adversely affect the Company's results of operations. In addition, some aspects of the Telecommunications Act of 1996 could have a beneficial effect on Arch's business, but other provisions may place additional burdens upon Arch or subject Arch to increased competition. The Communications Act of 1934, as amended, limits foreign ownership of entities that hold certain licenses from the FCC. Because Parent and its subsidiaries hold FCC licenses, in general, no more than 25% of Parent's stock can be owned or voted by non-resident aliens or their representatives, a foreign government or its representative or a foreign corporation. A FCC licensee may, however, make prior application to the FCC for a determination that it is not in the public interest to deny an individual licensee's foreign ownership in excess of the 25% foreign ownership benchmark. Most recently, the FCC substantially liberalized its authorization process for foreign entities investing in paging companies that are domiciled in countries which are signatories to the World Trade Organization agreement. Parent's Restated Certificate of Incorporation permits the redemption of shares of Parent's capital stock from foreign stockholders where necessary to protect FCC licenses held by Parent or its subsidiaries, but such redemption would be subject to the availability of capital to Parent and any restrictions contained in applicable debt instruments and under Delaware law (which currently would not permit any such redemptions). The failure to redeem such shares promptly could jeopardize the FCC licenses held by Arch or its subsidiaries. From time to time, legislation and regulations which could potentially adversely affect the Company are proposed or enacted by federal or state legislators and regulators. For example, the FCC and certain states require paging companies to contribute a portion of specified revenues to support broad telecommunications policies, such as the universal availability of telephone service. Additional states and localities may in the future seek to impose similar requirements and the FCC recently adopted an order requiring paging companies to compensate pay telephone providers for 800 and similar telephone calls. Arch has generally passed these costs on to its subscribers, which makes the Company's services more expensive and which could affect the attraction or retention of subscribers. There can be no assurance that Arch will be able to continue to pass on these costs. Although these requirements have not to date had a material impact on the Company, these or similar requirements could in the future have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

  IMPACT OF THE YEAR 2000 ISSUE

     Arch is currently upgrading its information systems in a manner which will also resolve the potential impact of the Year 2000 problem on the processing of date-sensitive information by the Company's computerized systems and transmission equipment. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     In 1997 the Company designated members of its Information Services and Engineering Departments to assess the impact of the so-called Year 2000 problem on its information systems and information systems of its customers, vendors and other parties that service or otherwise interact with the Company. Data processing for the Company's major operating systems is conducted in-house using programs developed primarily by third-party vendors. Assessment of inventory and year 2000 readiness for all systems and applications has been substantially completed and most third-party vendors who provide applications to the Company have been contacted. Arch intends to bring its major operating systems and outsourced applications into compliance with year 2000 requirements through the installation of updated or replacement programs developed by third parties or by new and enhanced software programs developed internally. The Company currently believes that it will be able to modify or replace any affected systems by September 30, 1999 in order to minimize any detrimental effects on the Company's operations. In a number of cases, Year 2000 compliant systems are currently installed or are already in the process of implementation in the normal course of upgrade and functionality improvement.

     The Company expects that it will incur costs to replace existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policies, while maintenance or modification costs will be expensed as incurred. Based on the Company's preliminary estimate of the costs to be incurred, the Company does not expect that resolution of the Year 2000 problem will have a material adverse effect on its results of operations and financial condition. Costs of the Year 2000 project are based on current estimates and actual results may vary significantly from such estimates.

     The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. If the Company, its customers or vendors are unable to resolve Year 2000 issues in a timely manner, there could be a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company is involved in various lawsuits and claims arising in the normal course of business. The Company believes that none of such matters will have a material adverse effect on the Company's business or financial condition.


ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The exhibits listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

           (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

               Current  Report on Form 8-K dated June 22, 1998  (reporting  that
               Parent  is  engaged  in   discussions   concerning  the  possible
               acquisition of MobileMedia Corporation) filed June 22, 1998.

               Current Report on Form 8-K dated June 26, 1998 (reporting the Merger, the Amended Credit Facility, the issuance and sale of the Notes, the Equity Investment, the Tower Site Sale, the Divisional Reorganization and the acquisition by Benbow PCS Ventures, Inc. of Page Call, Inc.) filed July 23, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1998, to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ARCH COMMUNICATIONS, INC.


Dated:  August 12, 1998                     By: /S/ J. ROY POTTLE
                                                -----------------
                                               J. Roy Pottle
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS


 EXHIBIT          DESCRIPTION
  27.1*      -    Financial Data Schedule.

*   Filed herewith