Form 10-Q
period 1999-03-31
ARCH COMMUNICATIONS INC
filed 1999-05-14
CIK 916122

QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

            (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 848.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of May 10, 1999.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.  FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of March 31, 1999
         and December 31, 1998                                              3

         Consolidated Condensed Statements of Operations for the
         Three Months Ended March 31, 1999 and 1998                         4

         Consolidated Condensed Statements of Cash Flows for the
         Three Months Ended March 31, 1999 and 1998                         5

         Notes to Consolidated Condensed Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15
Item 5.  Other Information                                                 15
Item 6.  Exhibits and Reports on Form 8-K                                  15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                         March 31,  December 31,
                                                           1999         1998
                                                           ----         ----
                                  ASSETS                (unaudited)

Current assets:
     Cash and cash equivalents                           $  10,478    $      22
     Accounts receivable, net                               30,757       30,753
     Inventories                                             9,803       10,319
     Prepaid expenses and other                              9,348        8,007
                                                         ---------    ---------
         Total current assets                               60,386       49,101
                                                         ---------    ---------
Property and equipment, at cost                            439,563      428,173
Less accumulated depreciation and amortization            (220,955)    (209,128)
                                                         ---------    ---------
Property and equipment, net                                218,608      219,045
                                                         ---------    ---------
Intangible and other assets, net                           594,967      626,439
                                                         ---------    ---------
                                                         $ 873,961    $ 894,585
                                                         =========    =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt                $   1,250    $   1,250
     Accounts payable                                       26,564       25,683
     Accrued restructuring                                  11,032       11,909
     Accrued interest                                       16,886       20,922
     Accrued expenses and other liabilities                 26,701       27,175
                                                         ---------    ---------
         Total current liabilities                          82,433       86,939
                                                         ---------    ---------
Long-term debt, less current maturities                    643,700      620,629
                                                         ---------    ---------
Other long-term liabilities                                 26,844       27,235
                                                         ---------    ---------
Stockholders' equity (deficit):
     Common stock -- $.01 par value                           --           --
     Additional paid-in capital                            642,266      642,406
     Accumulated deficit                                  (521,282)    (482,624)
                                                         ---------    ---------
         Total stockholders' equity (deficit)              120,984      159,782
                                                         ---------    ---------
                                                         $ 873,961    $ 894,585
                                                         =========    =========




        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                         1999         1998
                                                         ----         ----
  Service, rental, and maintenance revenues           $  90,529    $  91,397
  Product sales                                          10,359       10,642
                                                      ---------    ---------
     Total revenues                                     100,888      102,039
  Cost of products sold                                  (6,926)      (7,366)
                                                      ---------    ---------
                                                         93,962       94,673
                                                      ---------    ---------
  Operating expenses:
     Service, rental, and maintenance                    20,293       20,189
     Selling                                             13,011       11,870
     General and administrative                          25,626       28,318
     Depreciation and amortization                       50,876       53,471
                                                      ---------    ---------
       Total operating expenses                         109,806      113,848
                                                      ---------    ---------
  Operating income (loss)                               (15,844)     (19,175)
  Interest expense, net                                 (16,253)     (16,270)
  Equity in loss of affiliate                            (3,200)      (1,055)
                                                      ---------    ---------
  Income (loss) before accounting change                (35,297)     (36,500)
  Cumulative effect of accounting change                 (3,361)        --
                                                      ---------    ---------
  Net income (loss)                                   $ (38,658)   $ (36,500)
                                                      =========    =========





        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                          1999        1998
                                                          ----        ----
   Net cash provided by operating activities            $ 12,506    $  9,982
                                                        --------    --------

   Cash flows from investing activities:
      Additions to property and equipment, net           (21,125)    (15,915)
      Additions to intangible and other assets            (4,403)     (5,404)
      Net proceeds form sale of tower site assets            618        --
                                                        --------    --------
   Net cash used for investing activities                (24,910)    (21,319)
                                                        --------    --------

   Cash flows from financing activities:
      Issuance of long-term debt                          23,000      24,500
      Repayment of long-term debt                           --       (12,259)
      Capital (distribution) contribution
        from Arch Communications Group, Inc.                (140)        298
                                                        --------    --------
   Net cash provided by financing activities              22,860      12,539
                                                        --------    --------

   Net increase in cash and cash equivalents              10,456       1,202
   Cash and cash equivalents, beginning of period             22       1,887
                                                        --------    --------
   Cash and cash equivalents, end of period             $ 10,478    $  3,089
                                                        ========    ========

   Supplemental disclosure:
      Interest paid                                     $ 20,212    $ 15,289
      Accretion of discount on senior notes             $     71    $   --










        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


   (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Communications, Inc. ("Arch" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1998, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 1998 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1998. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year. Arch is a wholly-owned subsidiary of Arch Communications Group, Inc. ("Parent").

   (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                                        March 31,   December 31,
                                                           1999       1998
                                                           ----       ----
                                                       (unaudited)
    Goodwill                                             $261,782   $271,808
    Purchased FCC licenses                                247,193    256,519
    Purchased subscriber lists                             49,456     56,825
    Deferred financing costs                               14,616     13,983
    Investment in Benbow PCS Ventures, Inc. ("Benbow")      8,953     11,347
    Investment in CONXUS Communications, Inc.               6,500      6,500
    Non-competition agreements                              1,525      1,790
    Other                                                   4,942      7,667
                                                         --------   --------
                                                         $594,967   $626,439
                                                         ========   ========


   (c) Change in Accounting Principle - In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Arch adopted SOP 98-5 effective January 1, 1999. Initial application of SOP 98-5 resulted in a $3.4 million charge which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs which had been deferred in prior years.

   (d) Divisional Reorganization - As of March 31, 1999, 258 employees had been terminated due to the divisional reorganization announced in June 1998. The
Company's restructuring activity as of March 31, 1999 is as follows (in thousands):

                                  Reserve
                                 Initially    Utilization of   Remaining
                                Established      Reserve        Reserve
                                -----------      -------        -------
    Severance costs               $ 9,700        $ 2,875        $ 6,825
    Lease obligation costs          3,500            508          2,992
    Other costs                     1,500            285          1,215
                                  -------        -------        -------
      Total                       $14,700        $ 3,668        $11,032
                                  =======        =======        =======

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

PENDING MOBILEMEDIA MERGER

   On August 18, 1998, Parent entered into an Agreement and Plan of Merger (as amended as of September 3, 1998, December 1, 1998 and February 8, 1999, the "MobileMedia Merger Agreement") providing for a merger (the "MobileMedia Merger") of MobileMedia Communications, Inc. ("MobileMedia") with and into a subsidiary of Arch. The MobileMedia Merger is part of MobileMedia's Plan of Reorganization (as amended, the "Reorganization Plan") to emerge from Chapter 11 bankruptcy. Parent's stockholders approved the MobileMedia Merger on January 26, 1999. On February 5, 1999, the Federal Communications Commission (the "FCC") released an order approving the transfer of MobileMedia's FCC licenses to Parent in connection with the MobileMedia Merger, subject to approval and confirmation of the Reorganization Plan. The order granting the transfer became a final order, no longer subject to reconsideration or judicial review, on March 8, 1999. The Reorganization Plan was confirmed by the U.S. Bankruptcy Court for the District of Delaware on April 12, 1999. Consummation of the MobileMedia Merger and the associated debt and equity financings (described below) (collectively, the "MobileMedia Transactions") is subject to the performance by third parties of their contractual obligations, the availability of sufficient financing and other conditions. There can be no assurance the MobileMedia Merger will be consummated.

   Pursuant to the MobileMedia Merger, Parent will: (i) issue certain stock and warrants; (ii) pay $479.0 million in cash to certain creditors of MobileMedia;
(iii) pay approximately $50.0 million of administrative, transaction and related costs; (iv) raise $217.0 million in cash through rights offerings of its common stock (the "Rights Offering"); and (v) cause Arch and Arch's principal operating subsidiary, Arch Paging Inc. ("API"), to borrow a total of approximately $312.0 million. After consummation of the MobileMedia Transactions, which is expected to occur late in the second quarter of 1999, MobileMedia will become a wholly owned subsidiary of API.

DIVISIONAL REORGANIZATION

   In June 1998, Parent's Board approved a divisional reorganization (the "Divisional Reorganization"). As part of the Divisional Reorganization, which is being implemented over a period of 18 to 24 months, Arch has consolidated its former Midwest, Western, and Northern divisions into four existing operating divisions, and is in the process of consolidating certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and take advantage of various operating efficiencies.

   In connection with the Divisional Reorganization, Arch (i) anticipates a net reduction of approximately 10% of its workforce, (ii) is closing certain office locations and redeploying other real estate assets and (iii) recorded a restructuring charge of $14.7 million during 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance, (ii) $3.5 million for lease obligations and terminations, and (iii) $1.5 million of other costs. The severance costs and lease obligations will require cash outlays throughout the 18 to 24 month restructuring period. Upon the completion of the MobileMedia Merger, Arch's management will reassess the size and scope of the Divisional Reorganization. The Company will also determine the size and scope of additional restructuring reserves required as a direct result of the MobileMedia Merger. There can be no assurance that the desired cost savings will be achieved or that the anticipated reorganization of Arch's business will be accomplished smoothly, expeditiously or successfully. See Note (d) to Arch's Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

   Total revenues decreased $1.2 million, or 1.1%, to $100.9 million in the three months ended March 31, 1999 from $102.0 million in the three months ended March 31, 1998, and net revenues (total revenues less cost of products sold) decreased slightly to $94.0 million from $94.7 million over the same period. Total revenues and net revenues in the 1999 period were adversely affected by a general slowing of paging industry growth, compared to prior years. Revenues were also adversely affected by: (i) Arch's decision in the fourth quarter of 1998, in anticipation of the MobileMedia Merger, not to replace normal attrition among direct sales personnel; (ii) the reduced effectiveness of the reseller channel of distribution; and (iii) reduced sales through Arch's company owned stores. Arch expects revenue to continue to be adversely affected in 1999 due to these factors. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, decreased slightly to $90.5 million in the three months ended March 31, 1999 from $91.4 million in the three months ended March 31, 1998. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three months ended March 31, 1999 and 1998. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased 4.8% to $3.4 million in the three months ended March 31, 1999 from $3.3 million in the three months ended March 31, 1998.

   Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $20.3 million (21.6% of net revenues) in the three months ended March 31, 1999 from $20.2 million (21.3% of net revenues) in the three months ended March 31, 1998. The increase was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of units. As existing paging systems become more populated through the addition of new paging units, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per unit in service decreased to $19 in the three months ended March 31, 1999 from $20 in the three months ended March 31, 1998.

   Selling expenses increased to $13.0 million (13.8% of net revenues) in the three months ended March 31, 1999 from $11.9 million (12.5% of net revenues) in the three months ended March 31, 1998 due primarily to increased hiring of direct sales personnel.

   General and administrative expenses decreased to $25.6 million (27.3% of net revenues) in the three months ended March 31, 1999 from $28.3 million (29.9% of net revenues) in the three months ended March 31, 1998. The decrease was due primarily to reduction of headcount as a result of the Divisional Reorganization which began in June 1998.

   Depreciation and amortization expenses decreased to $50.9 million (54.1% of net revenues) in the three months ended March 31, 1999 from $53.4 million (56.5% of net revenues) in the three months ended March 31, 1998. These expenses principally reflect Arch's acquisitions of paging businesses in prior periods accounted for as purchases, and investment in pagers and other system expansion equipment to support growth.

   Operating loss decreased to $15.8 million in the three months ended March 31, 1999 from $19.2 million in the three months ended March 31, 1998 as a result of the factors outlined above.

   On January 1, 1999, Arch adopted SOP 98-5. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 resulted in a $3.4 million charge which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs which had been deferred in prior years.

   Net losses increased to $38.7 million in the three months ended March 31, 1999 from $36.5 million in the three months ended March 31, 1998 as a result of the factors outlined above.

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

Future Capital Needs; Uncertainty of Additional Funding

   Arch's business strategy requires the availability of substantial funds to finance the continued development and future growth and expansion of its operations, including possible acquisitions. The amount of capital required by Arch following the MobileMedia Merger will depend upon a number of factors, including growth in the number of units in service, the type of paging devices and services demanded by customers, service revenues, technological developments, marketing and sales expenses, competitive conditions, the nature and timing of Arch's N-PCS strategy and acquisition strategies and opportunities. No assurance can be given that additional equity or debt financing will be available to Arch when needed on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on Arch.

Competition and Technological Change

   Arch faces competition from other paging service providers in all markets in which it operates, as well as from certain competitors who hold nationwide licenses. Monthly fees for basic paging services have, in general, declined in recent years, due in part to competitive conditions, and Arch may face significant price-based competition in the future which could have a material adverse effect on Arch. Since 1997, industry growth in basic paging units in service has slowed considerably. Certain competitors of Arch possess greater financial, technical and other resources than Arch. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus on Arch's particular markets, there could be a material adverse effect on Arch.

   Competitors are currently using and developing a variety of two-way paging technologies. Arch does not presently provide such two-way services, other than as a reseller. Although such services generally are higher priced than traditional one-way paging services, technological improvements could result in increased capacity and efficiency for such two-way paging technologies and, accordingly, could result in increased competition for Arch. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by Arch or could require Arch to reduce the price of their paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. Other forms of wireless two-way communications technology, including cellular and broadband personal communications services ("PCS"), and specialized mobile radio services, also compete with the paging services that Arch currently provides. While such services are primarily focused on two-way voice communications, service providers are, in many cases, electing to provide paging services as an adjunct to their primary services. Technological change also may affect the value of the pagers owned by Arch and leased to its subscribers. If Arch's subscribers request more technologically advanced pagers, including, but not limited to, two-way pagers, Arch could incur additional inventory costs and capital expenditures if required to replace pagers leased to its subscribers within a short period of time. Such additional investment or capital expenditures could have a material adverse effect on Arch. There can be no assurance that Arch will be able to compete successfully with current and future competitors in the paging business or with competitors offering alternative communication technologies. Pursuant to the 1994 Communications Assistance for Law Enforcement Act ("CALEA"), all telecommunications carriers, including Arch, are subject to certain law enforcement assistance capability requirements. These capability requirements will likely necessitate equipment modifications. Although CALEA requires the federal government to reimburse carriers for certain equipment modifications, it is unclear whether Arch will be entitled to such a reimbursement and if so, how much Arch will receive.

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

   Moreover, in a rulemaking proceeding pertaining to interconnection between local exchange carriers ("LECs") and commercial mobile radio services ("CMRS") providers such as Arch, the FCC has concluded that LECs are required to compensate CMRS providers for reasonable costs incurred by such providers in terminating traffic that originates on LEC facilities, and vice versa. Consistent with this ruling, the FCC has determined that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic or for dedicated facilities used to deliver LEC-originated traffic to one-way paging networks. Nor may LECs charge CMRS providers for number activation and use fees. These interconnection issues are still in dispute, and it is unclear whether the FCC will maintain its current position. Depending on further FCC disposition of these issues, Arch may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of LEC-originated local traffic. If these issues are ultimately resolved by the FCC in favor of CMRS providers, then Arch will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the LECs, Arch likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withheld amounts. Although these requirements have not to date had a material adverse effect on Arch, these or similar requirements could in the future have a material adverse effect on Arch.

   The Communications Act also limits foreign investment in and ownership of entities that are licensed as radio common carriers by the FCC. Arch owns or controls several radio common carriers and is accordingly subject to these foreign investment restrictions. Because Arch is the parent company of certain radio common carriers (but is not a radio common carrier itself), Arch may not have more than 25% of its stock owned or voted by aliens or their representatives, a foreign government or its representatives or a foreign corporation if the FCC finds that the public interest would be served by denying such ownership. In connection with the World Trade Organization Agreement (the "WTO Agreement")--agreed to by 69 countries--the FCC adopted rules effective February 9, 1998 that create a very strong presumption in favor of permitting a foreign interest in excess of 25% if the foreign investor's home market country signed the WTO Agreement. Arch's subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or their representatives or a foreign corporation. This ownership restriction is not subject to waiver. Parent's Restated Certificate of Incorporation, as amended permits the redemption of shares of Parent's capital stock from foreign stockholders where necessary to protect FCC licenses held by Arch or its subsidiaries, but such redemption would be subject to the availability of capital to Parent and any restrictions contained in applicable debt instruments and under the Delaware General Corporation Law ("DGCL") (which currently would not permit any such redemptions). The failure to redeem such shares promptly could jeopardize the FCC licenses held by Arch or its subsidiaries.

Turnover of Units in Service

   The results of operations of wireless messaging service providers, such as Arch, can be significantly affected by units in service cancellations. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, cancellations directly and adversely affect earnings before interest, taxes, depreciation and amortization ("EBITDA"). An increase in the unit in service cancellation rate could have a material adverse effect on Arch.

Dependence on Third Parties

   Arch does not manufacture any of the pagers used in its paging operations. Arch buys pagers primarily from Motorola, Inc. ("Motorola"), NEC America, Inc. and Panasonic Communications & Systems Company and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, Arch purchases terminals and transmitters primarily from Glenayre Electronics, Inc. and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet their expansion and replacement requirements. To date, Arch has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that Arch will not experience such delays in the future. Arch's purchase agreement with Motorola expires on June 19, 1999, although it contains a provision for renewals for one-year terms. There can be no assurance that Arch's agreement with Motorola will be renewed or, if renewed, that such agreement will be on terms and conditions as favorable to Arch as those under the current agreements. Although Arch believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that Arch would not be materially adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms. Finally, Arch relies on third parties to provide satellite transmission for some aspects of their paging services. To the extent there are satellite outages or if satellite coverage is otherwise impaired, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect on Arch.

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

Dependence on Key Personnel

   The success of Arch will depend, to a significant extent, upon the continued services of a relatively small group of executive personnel. Arch does not have employment agreements with, or maintain life insurance on the lives of, any of its current executive officers, although certain executive officers have entered into non-competition agreements and all executive officers have entered into executive retention agreements with Parent. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on Arch.

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

   Arch has created a cross-functional project group (the "Y2K Project Group") to work on the Year 2000 problem. The Y2K Project Group is finishing its analysis of external and internal areas likely to be affected by the Year 2000 problem. It has classified the identified areas of concern into either a mission critical or non-mission critical status. For external areas, Arch has distributed vendor surveys to its primary and secondary vendors. The surveys requested information about hardware and/or software supplied by information technology vendors as well as non-information technology system vendors that might use embedded technologies in their systems or products. Information was requested regarding the vendor's Year 2000 compliance planning, timing, status, testing and contingency planning. As part of its evaluation of Year 2000 vulnerability related to its pager and paging equipment vendors, Arch has discussed with them their efforts to identify potential issues associated with their equipment and/or software and has concluded that, to the extent any vulnerability exists, it has been addressed. Internally, Arch is completing an inventory audit of hardware and software testing for both its corporate and divisional operations. These areas of operation include: information systems, finance, operations, inventory, billing, pager activation and purchasing. Additional testing is scheduled to conclude in the second quarter of 1999.

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

   Arch is designing and implementing contingency plans relating to the Year 2000 problem. To this end, each department is identifying the likely risks and determining commercially reasonable solutions. The Y2K Project Group is collecting and reviewing the determinations on both a department-by-department and company-wide basis. Arch intends to complete its Year 2000 contingency planning during calendar year 1999.

History of Losses

   Since its inception, Arch has not reported any net income. Arch reported net losses of $87.0 million, $146.6 million and $167.1 million in the fiscal years ended December 31, 1996, 1997 and 1998, respectively. These historical net losses have resulted principally from substantial depreciation and amortization expense, primarily related to intangible assets and pager depreciation, interest expense and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a material adverse effect on Arch. Arch expects to continue to report net losses for the foreseeable future, whether or not the MobileMedia Merger is consummated. See Arch's Consolidated Condensed Financial Statements included elsewhere herein.

Indebtedness and High Degree of Leverage

   Arch is highly leveraged. At March 31, 1999, Arch and its subsidiaries had outstanding $645.0 million of total debt, including (i) $125.0 million principal amount of Arch's 9 1/2% Senior Notes due 2004 (the "9 1/2% Notes"), (ii) $100.0 million principal amount of Arch's 14% Senior Notes due 2004 (the "14% Notes"),
(iii) $127.7 million accreted value of Arch's 12 3/4% Notes (together with the 9 1/2% Notes and the 14% Notes, the "Arch Notes") and (iv) $290.0 million of borrowings under the API Credit Facility. In addition, on April 9, 1999, an affiliate of Arch issued $139.8 million accreted value of 13 3/4% Senior Discount Notes due 2008 (the "13 3/4% Senior Discount Notes") which will be assumed by Arch upon consummation of the MobileMedia Merger. Arch's high degree of leverage may have adverse consequences for Arch, including: (i) the ability of Arch to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, may be impaired or extinguished or such financing may not be available on acceptable terms, if at all; (ii) a substantial portion of the Adjusted EBITDA will be required to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the API Credit Facility and the indentures (the "Arch Indentures") under which the Arch Notes are outstanding (and the 13 3/4% Senior Discount Notes will be outstanding after their assumption by Arch) contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on Arch; (iv) Arch may be more highly leveraged than its competitors which may place it at a competitive disadvantage; (v) Arch's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally; and (vi) Arch's high degree of leverage may impair its ability to participate in the future consolidation of the paging industry. Arch has implemented various initiatives to reduce capital costs while sustaining acceptable levels of unit and revenue growth. As a result, Arch's rate of internal growth in units in service has slowed and is expected to remain below the rates of internal growth previously achieved by Arch, but Arch has not yet reduced its financial leverage significantly. There can be no assurance that Arch will be able to reduce its financial leverage significantly or that Arch will achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in EBITDA, it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing debt instruments. EBITDA is not a measure defined in GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA may not necessarily be comparable to similarly titled data of other paging companies. See Arch's Consolidated Financial Statements and Notes thereto included elsewhere herein.

MobileMedia Merger Cash Requirements

   To fund the estimated cash payments required by the MobileMedia Merger of approximately $312.0 million (consisting of $262.0 million to fund a portion of the cash payments to MobileMedia's secured creditors and $50.0 million to fund estimated transaction and administrative expenses) API, The Bank of New York, Toronto Dominion (Texas), Inc., Royal Bank of Canada, Barclays Bank, PLC and Conseco Capital Management, Inc. have executed a commitment letter for a $181 million increase to API's existing $400 million credit facility. In addition, on April 9, 1999, an affiliate of Arch issued $139.8 million accreted value of the 13 3/4% Senior Discount Notes which will be assumed by Arch upon consummation of the MobileMedia Merger and the proceeds used to fund a portion of the cash payments in connection with the MobileMedia Merger. If Arch is not able to arrange financing to make the cash payments required by the MobileMedia Merger and therefore could not consummate the MobileMedia Merger, and Arch's failure to perform its obligations under the MobileMedia Merger Agreement is not otherwise excused, Arch will be liable to pay a $32.5 million breakup fee to MobileMedia.

API Credit Facility and Indenture Restrictions

   The API Credit Facility and the Arch Indentures impose (or will impose) certain operating and financial restrictions on Arch. The API Credit Facility requires API and, in certain cases, Arch, to maintain specified financial ratios, among other obligations, including a maximum leverage ratio and a minimum fixed charge coverage ratio, each as defined in the API Credit Facility. In addition, the API Credit Facility limits or restricts, among other things, API's ability to: (i) declare dividends or redeem or repurchase capital stock;
(ii)  prepay,  redeem  or  purchase  debt;  (iii)  incur  liens  and  engage  in sale/leaseback transactions; (iv) make loans and investments; (v) incur indebtedness and contingent obligations; (vi) amend or otherwise alter debt instruments and other material agreements; (vii) engage in mergers, consolidations, acquisitions and asset sales; (viii) engage in transactions with affiliates; and (ix) alter its lines of business or accounting methods. In addition, the Arch Indentures limit, among other things: (i) the incurrence of additional indebtedness by Arch and its Restricted Subsidiaries (as defined therein); (ii) the payment of dividends and other restricted payments by Arch and its Restricted Subsidiaries; (iii) asset sales; (iv) transactions with affiliates; (v) the incurrence of liens; and (vi) mergers and consolidations. Arch's ability to comply with such covenants may be affected by events beyond its control, including prevailing economic and financial conditions. A breach of any of these covenants could result in a default under the API Credit Facility and/or the Arch Indentures. Upon the occurrence of an event of default under the API Credit Facility or the Arch Indentures, the creditors could elect to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable. If Arch were unable to repay any such amounts, the creditors could proceed against the collateral securing certain of such indebtedness. If the lenders under the API Credit Facility accelerate the payment of such indebtedness, there can be no assurance that the assets of Arch would be sufficient to repay in full such indebtedness and the other indebtedness of Arch, including the Arch Notes and, when assumed the 13 3/4% Senior Discount Notes. In addition, because the API Credit Facility and the Arch Indentures limit (or will limit) the ability of Arch to engage in certain transactions except under certain circumstances, Arch may be prohibited from entering into transactions that could be beneficial to Arch.

Possible Fluctuations in Revenues and Operating Results

   Arch believes that future fluctuations in its revenues and operating results are possible as the result of many factors, including competition, turnover of units in service, new service developments and technological change. Arch's current and planned debt repayment levels are, to a large extent, fixed in the short term, and are based in part on its expectations as to future revenues, and Arch may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Due to the foregoing or other factors, it is possible that due to future fluctuations, Arch's revenue or operating results may not meet the expectations of securities analysts or investors, which may have a material adverse effect on the price of Parent's Common Stock.

Divisional Reorganization

   In June 1998, the Arch Board approved the Divisional Reorganization. Once fully implemented, the Divisional Reorganization is expected to result in annual cost savings of approximately $15.0 million. Arch expects to reinvest a portion of these cost savings to expand its sales activities. There can be no assurance that the expected cost savings will be achieved or that the reorganization of Arch's business will be accomplished smoothly, expeditiously or successfully. The difficulties of such reorganization may be increased by the need to integrate MobileMedia's operations in multiple locations and to combine two corporate cultures. The inability to successfully integrate the operations of MobileMedia would have a material adverse effect on Arch.



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

         (b) The following report on Form 8-K was filed for the quarter for which this report is filed:

            Current Report on Form 8-K dated April 28, 1999 (reporting the distribution of supplements to Parent's prospectus dated January 5, 1999 and proxy statement/prospectus dated December 18, 1998) filed on April 29, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1999, to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ARCH COMMUNICATIONS, INC.





Dated:  May 13, 1999                        By: /s/ J. Roy Pottle
                                               ------------------------------
                                               J. Roy Pottle
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit            Description
-------            -----------
  27.1*            Financial Data Schedule.


   * Filed herewith