Form 10-Q
period 1999-06-30
ARCH COMMUNICATIONS INC
filed 1999-08-13
CIK 916122

QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



                        Commission File Numbers 33-72646

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 848.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of August 12, 1999.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.   FINANCIAL INFORMATION                                           Page

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of June 30, 1999 and
          December 31, 1998                                                3

          Consolidated Condensed Statements of Operations for the
          Three and Six Months Ended June 30, 1999 and 1998                4

          Consolidated Condensed Statements of Cash Flows for the
          Six Months Ended June 30, 1999 and 1998                          5

          Notes to Consolidated Condensed Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               17
Item 5.   Other Information                                               17
Item 6.   Exhibits and Reports on Form 8-K                                17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                    June 30,      December 31,
                                                      1999            1998
                                                      ----            ----
                                  ASSETS           (unaudited)
Current assets:
     Cash and cash equivalents                     $    20,682    $        22
     Accounts receivable, net                           60,015         30,753
     Inventories                                        11,011         10,319
     Prepaid expenses and other                         14,344          8,007
                                                   -----------    -----------
         Total current assets                          106,052         49,101
                                                   -----------    -----------
Property and equipment, at cost                        670,948        428,173
Less accumulated depreciation and amortization        (242,194)      (209,128)
                                                   -----------    -----------
Property and equipment, net                            428,754        219,045
                                                   -----------    -----------
Intangible and other assets, net                       945,375        626,439
                                                   -----------    -----------
                                                   $ 1,480,181    $   894,585
                                                   ===========    ===========

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current maturities of long-term debt          $     3,060    $     1,250
     Accounts payable                                   26,082         25,683
     Accrued restructuring                              10,167         11,909
     Accrued interest                                   25,492         20,922
     Accrued expenses and other liabilities             95,234         27,175
                                                   -----------    -----------
         Total current liabilities                     160,035         86,939
                                                   -----------    -----------
Long-term debt                                         959,186        620,629
                                                   -----------    -----------
Other long-term liabilities                             79,968         27,235
                                                   -----------    -----------
Stockholder's equity:
     Common stock -- $.01 par value                       --             --
     Additional paid-in capital                        902,429        642,406
     Accumulated deficit                              (621,437)      (482,624)
         Total stockholder's equity                    280,992        159,782
                                                   -----------    -----------
                                                   $ 1,480,181    $   894,585
                                                   ===========    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)


                                                  Three Months Ended June 30,  Six Months Ended June 30,
                                                       1999         1998          1999        1998
                                                       ----         ----          ----        ----
Service, rental, and maintenance revenues           $ 122,280    $  92,883     $ 212,809    $ 184,280
Product sales                                          11,213       10,663        21,572       21,305
                                                    ---------    ---------     ---------    ---------
     Total revenues                                   133,493      103,546       234,381      205,585
Cost of products sold                                  (7,603)      (7,324)      (14,529)     (14,690)
                                                    ---------    ---------     ---------    ---------
                                                      125,890       96,222       219,852      190,895
                                                    ---------    ---------     ---------    ---------
Operating expenses:
   Service, rental, and maintenance                    28,093       20,220        48,386       40,409
   Selling                                             18,033       12,374        31,044       24,244
   General and administrative                          37,395       28,198        63,021       56,516
   Depreciation and amortization                       76,673       54,444       127,549      107,915
   Restructuring charge                                  --         14,700          --         14,700
                                                    ---------    ---------     ---------    ---------
     Total operating expenses                         160,194      129,936       270,000      243,784
                                                    ---------    ---------     ---------    ---------
Operating income (loss)                               (34,304)     (33,714)      (50,148)     (52,889)
Interest expense, net                                 (23,042)     (15,806)      (38,772)     (31,384)
Other expense                                         (42,809)        (627)      (43,332)      (1,319)
Equity in loss of affiliate                              --         (1,164)       (3,200)      (2,219)
                                                    ---------    ---------     ---------    ---------
Income (loss) before extraordinary item and
  accounting change                                  (100,155)     (51,311)     (135,452)     (87,811)
                                                    ---------    ---------     ---------    ---------
Extraordinary charge from early
  extinguishment of debt                                 --         (1,720)         --         (1,720)
Cumulative effect of accounting change                   --           --          (3,361)        --
                                                    ---------    ---------     ---------    ---------
Net income (loss)                                   $(100,155)   $ (53,031)    $(138,813)   $ (89,531)
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

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)



                                                                  Six Months Ended
                                                                      June 30,
                                                                  1999        1998
                                                                  ----        ----
Net cash provided by operating activities                      $  36,925    $  34,092
                                                               ---------    ---------

Cash flows from investing activities:
   Additions to property and equipment, net                      (38,685)     (38,353)
   Additions to intangible and other assets                      (18,679)     (21,584)
   Net proceeds from tower site sale                               3,041       10,240
   Acquisition of paging company, net of cash acquired          (519,105)        --
                                                               ---------    ---------
Net cash used for investing activities                          (573,428)     (49,697)
                                                               ---------    ---------

Cash flows from financing activities:
   Issuance of long-term debt                                    466,058      450,964
   Repayment of long-term debt                                  (125,999)    (459,013)
   Capital contribution from Arch Communications Group, Inc.     217,104       24,662
                                                               ---------    ---------
Net cash (used for) provided by financing activities             557,163       16,613
                                                               ---------    ---------

Net increase in cash and cash equivalents                         20,660        1,008
Cash and cash equivalents, beginning of period                        22        1,887
                                                               ---------    ---------
Cash and cash equivalents, end of period                       $  20,682    $   2,895
                                                               =========    =========

Supplemental disclosure:
   Interest paid                                               $  35,358    $  14,837
   Accretion of discount on senior notes                       $     308    $    --
   Liabilities assumed in acquisition of paging company        $ 122,543    $    --
















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

      (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                                        June 30,   December 31,
                                                          1999        1998
                                                          ----        ----
                                                      (unaudited)
   Goodwill                                             $257,213    $271,808
   Purchased FCC licenses                                379,783     256,519
   Purchased subscriber lists                            277,731      56,825
   Deferred financing costs                               23,520      13,983
   Investment in Benbow PCS Ventures, Inc. ("Benbow")        871      11,347
   Investment in CONXUS Communications, Inc. ("CONXUS")     --         6,500
   Non-competition agreements                              1,294       1,790
   Other                                                   4,963       7,667
                                                         --------    --------
                                                         $945,375    $626,439
                                                         ========    ========

   In June 1999, Arch, Benbow and Ms. June Walsh, who holds a 50.1% equity interest in Benbow, agreed that:

   o the shareholders agreement, the management agreement and the employment agreement governing the establishment and operation of Benbow will be terminated
   o Benbow will not make any further FCC payments and will not pursue construction of an N-PCS system
   o Arch will not be obligated to fund FCC payments or construction of an N-PCS system by Benbow
   o the parties will seek FCC approval of the forgiveness of Benbow's remaining payment obligations and the transfer of Ms. Walsh's equity interest in Benbow to Arch
   o the closing of the transaction will occur on the earlier of January 23, 2001 or receipt of FCC approval
   o Arch will pay Ms. Walsh, in installments, an aggregate amount of $3.5 million (if the transaction closes before January 23, 2001) or $3.8 million (if the transaction closes on January 23, 2001)

As a result of these arrangements, Benbow will not have any meaningful business operations and is unlikely to retain its N-PCS licenses. Therefore, Arch has written off substantially all of its investment in Benbow in the amount of $8.2 million. Arch has also accrued the payment to Ms. Walsh of $3.8 million and legal and other expenses of approximately $1.0 million which is included in accrued expenses. In addition, Parent guaranteed Benbow's obligations in conjunction with Benbow's purchase of the stock of PageCall in June 1998.

   On May 18, 1999, CONXUS filed for Chapter 11 protection in the U.S. Bankruptcy Court in Delaware. Arch is unable to predict the effect of CONXUS' bankruptcy filing on Arch's 6.6% equity interest in CONXUS or the existing agreements between Arch and CONXUS, therefore, in June 1999, Arch wrote-off its investment in CONXUS of $6.5 million.

      (c) Acquisition of MobileMedia - On June 3, 1999 Parent completed its acquisition of MobileMedia Communications, Inc. ("MobileMedia") for $661.7 million, consisting of cash paid of $519.1 million, including direct transaction costs, 4,781,656 shares of Parent's common stock valued at $20.1 million and the assumption of liabilities of $122.5 million. The cash payments were financed through the issuance of approximately 36.2 million shares of Parent's common stock in a rights offering for $6.00 per share, the issuance of $147.0 million principal amount of 13 3/4% senior notes due 2008 (see note (d)) and additional borrowings under the Company's credit facility. After consummation of the acquisition, MobileMedia became a wholly owned subsidiary of Arch's principal operating subsidiary, Arch Paging Inc. ("API").

   The purchase price was allocated based on the fair values of assets acquired and liabilities assumed. The allocation is subject to change based on finalization of asset appraisals. The acquisition has been accounted for as a purchase, and the results of MobileMedia's operations have been included in the consolidated financial statements from the date of the acquisition. Goodwill resulting from the acquisition is being amortized over a ten-year period using the straight-line method.

   The liabilities assumed, referred to above, include an unfavorable lease accrual related to MobileMedia's rentals on communications towers which were in excess of market rental rates. This accrual amounted to approximately $52.4 million and is included in other long-term liabilities. This accrual will be amortized over the remaining lease term of 14 1/4 years.

   Concurrent with the consummation of the acquisition, Arch commenced the development of a plan to integrate the operations of MobileMedia. The cost of acquisition may be increased to cover the costs to eliminate redundant headcount and facilities in connection with the overall integration of operations. Once the plan is finalized, the purchase price will be adjusted accordingly.

   The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented, or of results that may occur in the future.
                                                   Six Months Ended
                                                       June 30,
                                                 1999            1998
                                                 ----            ----
                                       (in thousands, except per share amounts)

   Revenues                                   $ 410,243       $ 428,999
   Income (loss) before extraordinary item     (162,854)       (130,239)
   Net income (loss)                           (162,854)       (131,959)


   In connection with the acquisition of MobileMedia, Parent issued approximately 48.3 million warrants to purchase Parent's common stock. Each warrant represents the right to purchase one-third of one share of Parent's common stock at an exercise price of $3.01 ($9.03 per share). The warrants expire on September 1, 2001.

      (d) Senior Notes -- On June 3, 1999, Arch received the proceeds of an offering of $147.0 million principal amount of 13 3/4% Senior Notes due 2008
(the "13 3/4% Notes") to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended. The 13 3/4% Notes were sold at an initial price to investors of 95.091% for net proceeds of $134.6 million (after deducting the discount to the Initial Purchasers and offering expenses). The 13 3/4% Notes mature on April 15, 2008 and bear interest at a rate of 13 3/4% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 1999.

   The indenture governing the 13 3/4% Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of Arch to incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, repurchase Capital Stock (as defined in the Indenture), repay subordinated indebtedness or make other Restricted Payments (as defined in the Indenture), create certain liens, enter into certain transactions with affiliates, sell assets, issue or sell Capital Stock of Arch's Restricted Subsidiaries (as defined in the Indenture) or enter into certain mergers and consolidations.

      (e) Change in Accounting Principle - In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Arch adopted SOP 98-5 effective January 1, 1999. Initial application of SOP 98-5 resulted in a $3.4 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs, which had been deferred in prior years.

      (f) Divisional Reorganization - As of June 30, 1999, 359 employees had been terminated due to the divisional reorganization announced in June 1998. The Company's restructuring activity as of June 30, 1999 is as follows (in thousands):

                               Reserve
                              Initially    Utilization of   Remaining
                             Established      Reserve        Reserve
                             -----------      -------        -------
     Severance costs          $   9,700      $   3,611      $   6,089
     Lease obligation costs       3,500            645          2,855
     Other costs                  1,500            277          1,223
                              ---------      ---------      ---------
          Total               $  14,700      $   4,533      $  10,167
                              =========      =========      =========


   In conjunction with the completion of the MobileMedia Merger, management is reviewing the timing and implementation of certain aspects of the Divisional Reorganization. Management expects, based on reviews that are currently underway, that adjustments to this reserve and additional restructuring reserves may be necessary to affect the change in timing and the integration of operations of the companies.

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

MOBILEMEDIA MERGER

   On August 18, 1998, Parent entered into an Agreement and Plan of Merger (as amended as of September 3, 1998, December 1, 1998 and February 8, 1999, the "MobileMedia Merger Agreement") providing for a merger (the "MobileMedia Merger") of MobileMedia Communications, Inc. ("MobileMedia") with and into a subsidiary of Arch. The MobileMedia Merger was part of MobileMedia's Plan of Reorganization (as amended, the "Reorganization Plan") to emerge from Chapter 11 bankruptcy. Parent's stockholders approved the MobileMedia Merger on January 26, 1999. On February 5, 1999, the Federal Communications Commission (the "FCC") released an order approving the transfer of MobileMedia's FCC licenses to Arch in connection with the MobileMedia Merger, subject to approval and confirmation of the Reorganization Plan. The order granting the transfer became a final order, no longer subject to reconsideration or judicial review, on March 8, 1999. The Reorganization Plan was confirmed by the U.S. Bankruptcy Court for the District of Delaware on April 12, 1999. The MobileMedia Merger and the associated debt and equity financings (described below) (collectively, the "MobileMedia Transactions") was consummated on June 3, 1999.

   Pursuant to the MobileMedia Merger, Parent: (i) issued certain stock and warrants; (ii) paid $479.0 million in cash to certain creditors of MobileMedia;
(iii) paid approximately $40.0 million of administrative, transaction and related costs; (iv) raised $217.2 million in cash through offerings of rights to purchase its common stock; and (v) caused Arch and API to borrow a total of approximately $320.8 million. After consummation of the MobileMedia Transactions on June 3, 1999, MobileMedia became a wholly owned subsidiary of API. (See the Notes to Consolidated Condensed Financial Statements)

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

   In connection with the Divisional Reorganization, Arch (i) anticipates a net reduction of approximately 10% of its workforce, (ii) is closing certain office locations and redeploying other real estate assets and (iii) recorded a restructuring charge of $14.7 million during 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance, (ii) $3.5 million for lease obligations and terminations, and (iii) $1.5 million of other costs. The severance costs and lease obligations will require cash outlays throughout the 18 to 24 month restructuring period. There can be no assurance that the desired cost savings will be achieved or that the anticipated reorganization of Arch's business will be accomplished smoothly, expeditiously or successfully. See Note (f) to Arch's Consolidated Condensed Financial Statements.

   In conjunction with the completion of the MobileMedia Merger, management is reviewing the timing and implementation of certain aspects of the Divisional Reorganization. Management expects, based on reviews that are currently underway, that adjustments to this reserve and additional restructuring reserves may be necessary to affect the change in timing and the integration of operations of the companies.

RESULTS OF OPERATIONS

   Total revenues increased to $133.5 million (a 28.9% increase) and $234.4 million (a 14.0% increase) in the three and six months ended June 30, 1999, respectively, from $103.5 million and $205.6 million in the three and six months ended June 30, 1998, respectively. Net revenues (total revenues less cost of products sold) increased to $125.9 million (a 30.8% increase) and $219.9 million (a 15.2% increase) in the three and six months ended June 30, 1999, respectively, from $96.2 million and $190.9 million in the three and six months ended June 30, 1998, respectively. Total revenues and net revenues in the 1999 period increased primarily due to the MobileMedia Merger, but were adversely affected by a general slowing of paging industry growth, compared to prior years. Revenues were also adversely affected by: (i) Arch's decision in the fourth quarter of 1998, in anticipation of the MobileMedia Merger, not to replace normal attrition among direct sales personnel; (ii) the reduced effectiveness of the reseller channel of distribution; and (iii) reduced sales through Arch's company owned stores. Arch expects revenue to continue to be adversely affected in 1999 due to these factors. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased to $122.3 million (a 31.6% increase) and $212.8 million (a 15.5% increase) in the three and six months ended June 30, 1999, respectively, from $92.9 million and $184.3 million in the three and six months ended June 30, 1998, respectively. These increases in revenues were due primarily to the acquisition of MobileMedia on June 3, 1999. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and six months ended June 30, 1999 and 1998. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $3.6 million (a 8.1% increase) and $7.0 million (a 6.5% decrease) in the three and six months ended June 30, 1999, respectively, from $3.3 million and $6.6 million in the three and six months ended June 30, 1998, respectively, as a result of the MobileMedia acquisition.

   Service,  rental  and  maintenance  expenses,   which  consist  primarily  of
telephone line and site rental expenses, were $28.1 million (22.3% of net revenues) and $48.4 million (22.0% of net revenues) in the three and six months ended June 30, 1999, respectively, compared to $20.2 million (21.0% of net revenues) and $40.4 million (21.2% of net revenues) in the three and six months ended June 30, 1998, respectively. The increases in the three- and six-month periods were due primarily to increased expenses associated with the provision of paging services to a greater number of units. The acquisition of MobileMedia added approximately 2.8 million units in service. As existing paging systems become more populated through the addition of new paging units, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per unit were $21 and $20 in the three and six months ended June 30, 1999, respectively, compared to $20 in both the corresponding 1998 periods.

   Selling expenses were $18.0 million (14.3% of net revenues) and $31.0 million (14.1% of net revenues) in the three and six months ended June 30, 1999, respectively, compared to $12.4 million (12.9% of net revenues) and $24.2 million (12.7% of net revenues) in the three and six months ended June 30, 1998, respectively. These increases are due to increased headcount primarily as a result of the MobileMedia Merger.

   General and administrative expenses increased to $37.4 million (29.7% of net revenues) and $63.0 million (28.7% of net revenues) in the three and six months ended June 30, 1999, respectively, from $28.2 million (29.3% of net revenues) and $56.5 million (29.6% of net revenues) in the three and six months ended June 30, 1998, respectively. The increases were primarily due to the added headcount, administrative and facility costs associated with MobileMedia which were partially offset by a reduction in headcount as a result of the divisional reorganization which began in June 1998.

   Depreciation and amortization expenses increased to $76.7 million and $127.5 million in the three and six months ended June 30, 1999, respectively, from $54.4 million and $107.9 million in the three and six months ended June 30, 1998, respectively. These expenses principally reflect Arch's acquisitions of paging businesses in prior periods, as well as the acquisition of MobileMedia, accounted for as purchases, and investment in pagers and other system expansion equipment to support growth. Additionally, depreciation expense for the three and six months ended June 30, 1999 includes the write-off of approximately $7.1 million of costs associated with the development of an integrated billing and management system. The Company decided to discontinue development efforts due to the capabilities of the system acquired in conjunction with the MobileMedia Merger.

   Operating losses were $34.3 million and $50.1 million in the three and six months ended June 30, 1999, respectively, compared to $33.7 million and $52.9 million in the three and six months ended June 30, 1998, respectively, as a result of the factors outlined above.

   Net interest expense increased to $23.0 million and $38.8 million in the three and six months ended June 30, 1999, respectively, from $15.8 million and $31.4 million in the three and six months ended June 30, 1998, respectively. The increases were principally attributable to an increase in Arch's outstanding debt.

   Other expense increased to $42.8 million and $43.3 million in the three and six months ended June 30, 1999, respectively, from $0.6 million and $1.3 million in the three and six months ended June 30, 1998, respectively. In the 1999 periods, other expense includes $6.5 million representing the write-off of Arch's investment in CONXUS (see note (b) to the Notes to Consolidated Condensed Financial Statements) and $35.8 million associated with the arrangements made between Arch, Benbow and Ms. Walsh in June 1999 (see note (b) to the Notes to Consolidated Condensed Financial Statements).

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

   Net loss increased to $100.2 million and $138.8 million in the three and six months ended June 30, 1999, respectively, from $53.0 million and $89.5 million in the three and six months ended June 30, 1998, respectively, as a result of the factors outlined above.

FACTORS AFFECTING FUTURE OPERATING RESULTS

   The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by Arch's management from time to time.

Relating to Operations

   Integrating Arch and MobileMedia presents challenges

   Arch may not be able to successfully integrate MobileMedia's operations. Any difficulties or problems encountered in the integration process could have a material adverse effect on Arch. Even if integrated in a timely manner, there can be no assurance that Arch's operating performance will be successful or will fulfill management's objectives. Until integration is complete, the two companies will continue to operate with some autonomy. This degree of autonomy may blunt the implementation of the combined company's operating strategy.

   The combination of the two companies will require, among other things, coordination of administrative, sales and marketing, distribution and accounting and finance functions and expansion of information and management systems. The integration process could cause the interruption of the activities of the two businesses, or a loss of momentum. The difficulties of such integration may initially be increased by the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. Arch may not be able to retain key employees. The process of integrating the businesses of Arch and MobileMedia may require a disproportionate amount of time and attention of Arch's management and financial and other resources of Arch and may involve other, unforeseen difficulties.

   Similar risks will attend future acquisition opportunities which Arch intends to pursue. Furthermore, no assurance can be given that suitable acquisition transactions can be identified, financed and completed on acceptable terms, or that Arch will participate in any future consolidation of the paging industry.

   Disruption of MobileMedia's operations that occurred during insolvency proceedings may continue

   MobileMedia's business operations were adversely affected by difficulties in integrating the operations of certain businesses acquired in 1995 and 1996, by liquidity problems arising prior to its January 30, 1997 bankruptcy filing and by the reluctance of some customers and potential customers to do business with MobileMedia while it operated under Chapter 11. Any continued deterioration of MobileMedia's business, including the loss of significant numbers of key employees, could have material adverse effects.

   Downturn in MobileMedia's units in service may continue

   Cancellation of units in service can significantly affect the results of operations of wireless messaging service providers. The sales and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, cancellations directly and adversely affect EBITDA.

   After filing for bankruptcy protection on January 30, 1997, MobileMedia experienced a significant decline in units in service. At March 31, 1999, MobileMedia had 3,106,775 units in service compared to 3,440,342 units in service at December 31, 1997. A failure to correct this cancellation trend could have a material adverse effect on the combined company.

   Competition and technological change may undermine Arch's business

   There can be no assurance that Arch will be able to compete successfully with current and future competitors in the paging business or with competitors offering alternative communication technologies.

   Competition may intensify and may adversely affect margins. Arch and MobileMedia have each faced competition from other paging service providers in all markets in which they operate, including some competitors who hold nationwide licenses. Due in part to competitive conditions, monthly fees for basic paging services have generally declined in recent years. Arch may face significant price-based competition in the future which could have a material adverse effect on its revenues and EBITDA. Some competitors possess greater financial, technical and other resources than Arch. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus on Arch's or MobileMedia's historical markets, this could have a material adverse effect on the combined company.

   New two-way paging technology may adversely affect Arch's competitive position. Competitors are currently using and developing a variety of two-way paging technologies. Neither Arch nor MobileMedia currently provides such two-way services, other than as a reseller. Although these services generally are higher priced than traditional one-way paging services, this situation may change. Technological improvements could result in increased capacity and efficiency for two-way paging technologies and this could result in increased competition for Arch. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services historically provided by Arch and MobileMedia. Future technological advances could also require Arch to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. Other forms of wireless two-way communications technology also compete with the paging services that the combined company provides. These include cellular and broadband personal communications services, which are commonly referred to as PCS, as well as specialized mobile radio services. Although these services are primarily focused on two-way voice communications, many service providers are electing to provide paging services as an adjunct to their primary services.

   Obsolescence in company-owned units may impose additional costs on Arch. Technological change may also adversely affect the value of the paging units owned by Arch that are leased to its subscribers. If Arch's current subscribers request more technologically advanced units, including two-way units, Arch could incur additional inventory costs and capital expenditures if required to replace units leased to its subscribers within a short period of time. Such additional investment or capital expenditures could have a material adverse effect on the combined company.

   Government regulation may burden operations

   Licenses may not be automatically renewed. Arch's FCC paging licenses are for varying terms of up to 10 years. When the licenses expire, renewal applications must receive approval from the FCC. To date, the FCC has approved each assignment and transfer of control for which Arch and MobileMedia have sought approval; however, no assurance can be given that any of the combined company's renewal applications will be free of challenge or will be granted by the FCC.

   Regulatory changes could add burdens or benefit competing technologies. The FCC continually reviews and revises its rules affecting paging companies. Therefore, regulatory requirements that apply to Arch may change significantly over time. Acquisitions of Parent's stock by foreigners could jeopordize Arch's licenses. The Communications Act limits foreign investment in and ownership of radio common carriers licensed by the FCC. Parent may not have more than 25% of its stock owned or voted by aliens or their representatives, a foreign government or its representatives or a foreign corporation if the FCC finds that the public interest would be served by denying such ownership. Arch and Arch's subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or their representatives or a foreign corporation. This ownership restriction is not subject to waiver. Parent's certificate of incorporation permits the redemption of shares of its capital stock from foreign stockholders where necessary to protect FCC licenses held by Arch or its subsidiaries, but such a redemption would be subject to the availability of capital to Parent and any restrictions contained in applicable debt instruments and under the Delaware corporations statute. These restrictions currently would not permit any such redemptions. The failure to redeem shares promptly could jeopardize the FCC licenses held by Arch or its subsidiaries. See "--High degree of leverage burdens operations" and "--Competition and technological change may undermine Arch's business".

   Arch cannot control third parties on whom Arch depends for products and services

   Arch does not manufacture any of the paging units used in its paging operations. It is dependent primarily on Motorola and NEC America Inc. to obtain sufficient pager inventory for new subscriber and replacement needs and on Glenayre Electronics, Inc. and Motorola for sufficient terminals and transmitters to meet its expansion and replacement requirements. Significant delays in obtaining paging units, terminals or transmitters, such as MobileMedia experienced before its bankruptcy filing, could lead to disruptions in operations and adverse financial consequences. Arch's purchase agreement with Motorola expires on March 17, 2000. There can be no assurance that the agreement with Motorola will be renewed or, if renewed, that such agreements will be on terms and conditions as favorable to Arch as those under the current agreement.

   Arch relies on third parties to provide satellite transmission for some aspects of its paging services. To the extent there are satellite outages or if satellite coverage is impaired in other ways, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect.

   Loss of key personnel could adversely impact operations

   Arch's success will depend, to a significant extent, upon the continued services of a relatively small group of executive personnel. Arch does not have employment agreements with any of its current executive officers, or maintain life insurance on their lives, although all executive officers have entered into executive retention agreements with Arch. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on Arch.

   Divisional reorganization may not achieve objectives

   Arch is currently reorganizing its operating divisions. Once fully implemented, this divisional reorganization is expected to result in annual cost savings of approximately $15.0 million. Arch recorded a restructuring charge of $14.7 million in 1998. There can be no assurance that the expected cost savings will be achieved or that the reorganization of Arch's business will be accomplished smoothly, expeditiously or successfully. The difficulties of the divisional reorganization may be increased by the need to integrate MobileMedia's operations in many locations and to combine two corporate cultures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Divisional Reorganization".

   Impact of the Year 2000 issue is not fully known

   The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the combined company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

   Arch has created a cross-functional Y2K project group to work on the Year 2000 problem. The Y2K project group is continuing its analysis of external and internal areas likely to be affected by the Year 2000 problem and classifying the identified areas of concern into either a mission critical or non-mission critical status. For external areas, Arch has distributed, and continues to distribute, surveys requesting information about the Year 2000 readiness of certain vendors. As part of its evaluation of Year 2000 vulnerability related to its pager and paging equipment vendors, Arch has discussed with such vendors their efforts to identify potential issues associated with their equipment and/or software. Internally, Arch is completing an inventory audit of hardware and software testing for both its corporate and divisional operations.

   Arch is in the process of reviewing, evaluating and, where necessary, modifying or replacing its computerized systems and applications to enable it to be Year 2000 ready. This includes both information and non-information technology systems. Any failure of systems or products to be Year 2000 ready could have a material adverse effect on Arch's business, financial condition, results of operations or prospects.

   The costs associated with the replacement of hardware, software and paging equipment have been capitalized and amortized in accordance with Arch's existing accounting policies and any future costs relating thereto will be capitalized and amortized in a similar manner. Maintenance or modification costs have been, and will be expensed as incurred. Based on Arch's costs incurred to date, as well as estimated costs to be incurred later in 1999, Arch does not expect that resolution of the Year 2000 problem will have a material adverse effect on its results of operations and financial condition. Costs of the Year 2000 project are based on current estimates and actual results may vary significantly from such estimates once plans are further developed and implemented.

   Although Arch and MobileMedia each began testing its internal business-related hardware and software applications in 1998, there can be no assurance that such testing has detected or will detect all applications that may be affected by Year 2000 compliance problems. Arch's objective is to make its internal computer systems Year 2000 ready by end of year 1999 but there can be no assurance that this objective will be met. Furthermore, it is possible that one or more mission critical vendors, such as utility providers, telephone carriers, other paging carriers, satellite carriers or other telecommunication providers, may not be Year 2000 compliant. Because of the unique nature of vendors, alternative providers of these services may not be available. Furthermore, all pagers and paging-related equipment used by Arch and its customers are manufactured by third parties. Although Arch has initiated testing of such equipment, it has relied to a large extent on the representations of its vendors with respect to their readiness and cannot offer any assurance about the accuracy of its vendors' representations.

   Arch is designing and implementing contingency plans relating to the Year 2000 problem, identifying the likely risks and determining commercially reasonable solutions. Arch intends to complete its Year 2000 contingency planning during calendar year 1999.

   Continued losses are likely

   Arch expects to continue to report net losses for the foreseeable future and cannot predict when, if ever, it is likely to attain profitability.

   Arch and MobileMedia have reported losses in all but one of the periods shown in the table below:

                                                             Three Months
                                                                Ended
                                  Year Ended December 31,      March 31,
                                1996       1997       1998       1999
                                ----       ----       ----       ----
   Net income (loss):                   (dollars in millions)
          Arch              $   (87.0)   $(146.6)   $(167.1)   $ (38.7)
          MobileMedia       $(1,059.9)   $(124.6)   $  35.6    $  (7.7)

   Furthermore, MobileMedia had net income during the year ended December 31, 1998 solely because of a $94.2 million gain on the sale of transmission towers and related equipment. After giving effect to the MobileMedia acquisition, Arch would have incurred, on a pro forma basis, losses before extraordinary item of $193.2 million for the year ended December 31, 1998 and $60.1 million for the three months ended March 31, 1999. For both Arch and MobileMedia, these historical net losses have resulted principally from substantial depreciation and amortization expense, primarily related to intangible assets and pager depreciation, interest expense, the impairment of long-lived assets in the case of MobileMedia and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future. This will result in significant additional interest expense which could have a material adverse effect on Arch's future income or loss. See "--Funding for future capital needs is not assured" and "--High degree of leverage burdens operations".

   Revenues and operating results may fluctuate

   Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, including competition, subscriber turnover, new service developments and technological change. Arch's current and planned debt repayment levels are, to a large extent, fixed in the short term, and are based in part on its expectations as to future revenues and cash flow growth. Arch may be unable to adjust spending in a timely manner to compensate for any revenue or cash flow shortfall. It is possible that, due to future fluctuations, Arch's revenue, cash flow or operating results may not meet the expectations of securities analysts or investors. This may have a material adverse effect on the price of Arch's common stock. If shortfalls were to cause Arch not to meet the financial covenants contained in its debt instruments, the debtholders could declare a default and seek immediate repayment.

Relating to Liquidity, Capital Resources and Capital Structure.

   High degree of leverage burdens operations

   Each of Arch and MobileMedia has been highly leveraged, and the combined company expects to continue to be highly leveraged. The following table compares the total debt, total assets and latest three-month annualized adjusted pro forma EBITDA of Arch at or as of June 30, 1999.

                                                (dollars in millions)
       Total debt                                   $   962.2
       Total assets                                 $ 1,480.2
       Annualized adjusted pro forma EBITDA         $   251.1


   Adjusted EBITDA is not a measure defined in GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA, as determined by Arch, may not necessarily be comparable to similarly titled data of other paging companies. Arch's high degree of leverage may have adverse consequences for Arch. These include the following:

   o  High leverage may impair or extinguish Arch's ability to obtain additional
      financing   necessary   for   acquisitions,   working   capital,   capital
      expenditures or other purposes on acceptable terms, if at all.

   o A substantial portion of Arch's cash flow will be required to pay interest expense; this will reduce the funds which would otherwise be available for operations and future business opportunities.

   o Arch's credit facilities and indentures contain financial and restrictive covenants; the failure to comply with these covenants may result in an event of default which could have a material adverse effect on Arch if not cured or waived.

   o Arch may be more highly leveraged than its competitors which may place it at a competitive disadvantage.

   o Arch's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

   o Arch's high degree of leverage may impair its ability to participate in the future consolidation of the paging industry.

   There can be no assurance that Arch will be able to reduce its financial leverage as it intends, nor that Arch will achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in EBITDA, it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing debt instruments.

   Debt instruments restrict operations

   Various debt instruments impose operating and financial restrictions on Arch. Arch's secured credit facility requires various Arch operating subsidiaries to maintain specified financial ratios, including a maximum leverage ratio and a minimum fixed charge coverage ratio. In addition, the secured credit facility limits or restricts, among other things, the operating subsidiaries' ability to:

   o  declare dividends or redeem or repurchase capital stock;

   o  prepay, redeem or purchase debt;

   o  incur liens and engage in sale/leaseback transactions;

   o  make loans and investments;

   o  incur indebtedness and contingent obligations;

   o  amend or otherwise alter debt instruments and other material agreements;

   o  engage in mergers, consolidations, acquisitions and asset sales;

   o  engage in transactions with affiliates; and

   o  alter its lines of business or accounting methods.

   Other debt instruments limit, among other things:

   o  the incurrence of additional indebtedness by Arch and its subsidiaries;

   o the payment of dividends and other restricted payments by Arch and its subsidiaries;

   o  asset sales;

   o  transactions with affiliates;

   o  the incurrence of liens; and

   o  mergers and consolidations.

   Arch's ability to comply with such covenants may be affected by events beyond its control, including prevailing economic and financial conditions. A breach of any of these covenants could result in a default under the secured credit facility and/or other debt instruments. Upon the occurrence of an event of default, the creditors could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest. If Arch were unable to repay any such amounts, the secured creditors could proceed against the collateral securing a portion of the indebtedness. If the lenders under the secured credit facility or other debt instruments accelerated the payment of such indebtedness, there can be no assurance that the assets of Arch would be sufficient to repay in full such indebtedness and other indebtedness of Arch. In addition, because the secured credit facility and other debt instruments limit Arch's ability to engage in certain transactions except under certain circumstances, Arch may be prohibited from entering into transactions that could be beneficial to Arch.

   Funding for future capital needs is not assured

   Arch's business strategy requires substantial funds to be available to finance the continued development and future growth and expansion of its operations, including possible acquisitions. Future amounts of capital required by Arch will depend upon a number of factors. These factors include subscriber growth, the type of paging devices and services demanded by customers, service revenues, technological developments, marketing and sales expenses, competitive conditions, the nature and timing of Arch's N-PCS strategy, and acquisition strategies and opportunities. No assurance can be given that additional equity or debt financing will be available to Arch when needed on acceptable terms, if at all. If sufficient financing is unavailable when needed, this may have a material adverse effect on Arch.



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

         Current Report on Form 8-K dated April 28, 1999 (reporting that supplements to Parent's prospectus dated January 5, 1999 and proxy statement/prospectus dated December 18, 1998 were distributed) filed April 29, 1999.

         Current Report on Form 8-K dated June 3, 1999 (reporting the completion of the MobileMedia Merger) filed June 18, 1999.

         Amendment No. 1 to Current Report dated June 3, 1999 on Form 8-K/A (filing MobileMedia's financial statements and certain pro forma financial statements) filed June 24, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1999, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARCH COMMUNICATIONS, INC.


Dated:  August 13, 1999                 By: /s/ J. Roy Pottle
                                           --------------------------------
                                            J. Roy Pottle
                                            Executive Vice President and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


  Exhibit    Description
  10.1   -   Amendment No. 4 to the Second Amended and Restated Credit Agreement
               (Tranche A and Tranche C Facilities).  (1)
  10.2   -   Amendment No. 4 to the Second Amended and Restated Credit Agreement
               (Tranche B Facility). (1)
  10.3+  -   Paging Products Sales Agreement, dated March 17, 1999, by and between Motorola, Inc. and the Company. (1)
  10.4+  -   Satellite Services Agreement, dated September 1, 1998, between
               AvData Systems, Inc. and MobileMedia Communications, Inc. (1)
  10.5   -   Master Lease For Transmitter Systems Space by and between Pinnacle
               Towers, Inc. and MobileMedia Communications, Inc. (1)
  27.1*  -   Financial Data Schedule.

-------------- ----

*    Filed herewith
+ A Confidential Treatment Request has been filed with respect to portions of this exhibit
(1) Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Communications Group, Inc. for the quarter ended June 30, 1999.