Form 10-Q
period 1999-09-30
ARCH COMMUNICATIONS INC
filed 1999-11-15
CIK 916122

QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 848.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of November 12, 1999.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.  FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of September 30, 1999 and
         December 31, 1998                                                  3

         Consolidated Condensed Statements of Operations for the
         Three and Nine Months Ended September 30, 1999 and 1998            4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998                      5

         Notes to Consolidated Condensed Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 20
Item 5.  Other Information                                                 20
Item 6.  Exhibits and Reports on Form 8-K                                  20

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                             September 30,  December 31,
                                                                 1999           1998
                                                                 ----           ----
                                  ASSETS                     (unaudited)

   Current assets:
        Cash and cash equivalents                            $    20,275    $        22
        Accounts receivable, net                                  57,570         30,753
        Inventories                                               10,163         10,319
        Prepaid expenses and other                                 9,959          8,007
                                                             -----------    -----------
            Total current assets                                  97,967         49,101
                                                             -----------    -----------
   Property and equipment, at cost                               697,337        428,173
   Less accumulated depreciation and amortization               (288,281)      (209,128)
                                                             -----------    -----------
   Property and equipment, net                                   409,056        219,045
                                                             -----------    -----------
   Intangible and other assets, net                              908,920        626,439
                                                             -----------    -----------
                                                             $ 1,415,943    $   894,585
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

   Current liabilities:
        Current maturities of long-term debt                 $     3,060    $     1,250
        Accounts payable                                          23,444         25,683
        Accrued restructuring                                     18,239         11,909
        Accrued interest                                          31,560         20,922
        Accrued expenses and other liabilities                    93,110         27,175
                                                             -----------    -----------
            Total current liabilities                            169,413         86,939
                                                             -----------    -----------
   Long-term debt                                                944,457        620,629
                                                             -----------    -----------
   Other long-term liabilities                                    77,953         27,235
                                                             -----------    -----------
   Stockholder's equity:
        Common stock -- $.01 par value                              --             --
        Additional paid-in capital                               902,429        642,406
        Accumulated deficit                                     (678,309)      (482,624)
            Total stockholder's equity                           224,120        159,782
                                                             -----------    -----------
                                                             $ 1,415,943    $   894,585
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

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)


                                                          Three Months Ended       Nine Months Ended
                                                             September 30,            September 30,
                                                          1999         1998         1999         1998
                                                          ----         ----         ----         ----

   Service, rental, and maintenance revenues           $ 190,798    $  93,546    $ 403,607    $ 277,826
   Product sales                                          15,391       10,506       36,963       31,811
                                                       ---------    ---------    ---------    ---------
        Total revenues                                   206,189      104,052      440,570      309,637
   Cost of products sold                                 (10,459)      (7,173)     (24,988)     (21,863)
                                                       ---------    ---------    ---------    ---------
                                                         195,730       96,879      415,582      287,774
                                                       ---------    ---------    ---------    ---------
   Operating expenses:
      Service, rental, and maintenance                    43,035       20,403       91,421       60,812
      Selling                                             26,545       12,658       57,589       36,902
      General and administrative                          60,622       28,011      123,643       84,527
      Depreciation and amortization                       94,560       56,375      222,109      164,290
      Restructuring charge                                (2,200)        --         (2,200)      14,700
                                                       ---------    ---------    ---------    ---------
        Total operating expenses                         222,562      117,447      492,562      361,231
                                                       ---------    ---------    ---------    ---------
   Operating income (loss)                               (26,832)     (20,568)     (76,980)     (73,457)
   Interest expense, net                                 (29,116)     (17,293)     (67,888)     (48,677)
   Other expense                                            (924)        (348)     (44,256)      (1,667)
   Equity in loss of affiliate                              --           --         (3,200)      (2,219)
                                                       ---------    ---------    ---------    ---------
   Income (loss) before extraordinary item and
       accounting change                                 (56,872)     (38,209)    (192,324)    (126,020)
                                                       ---------    ---------    ---------    ---------
   Extraordinary charge from early extinguishment of
       debt                                                 --           --           --         (1,720)
   Cumulative effect of accounting change                   --           --         (3,361)        --
                                                       ---------    ---------    ---------    ---------
   Net income (loss)                                   $ (56,872)   $ (38,209)   $(195,685)   $(127,740)
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

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)



                                                                     Nine Months Ended
                                                                       September 30,
                                                                     1999         1998
                                                                     ----         ----
   Net cash provided by operating activities                      $  76,959    $  61,680
                                                                  ---------    ---------

   Cash flows from investing activities:
      Additions to property and equipment, net                      (65,035)     (58,029)
      Additions to intangible and other assets                      (18,151)     (27,756)
      Net proceeds from tower site sale                               3,046       30,139
      Acquisition of paging company, net of cash acquired          (518,729)        --
                                                                  ---------    ---------
   Net cash used for investing activities                          (598,869)     (55,646)
                                                                  ---------    ---------

   Cash flows from financing activities:
      Issuance of long-term debt                                    466,058      455,964
      Repayment of long-term debt                                  (140,999)    (484,013)
      Capital contribution from Arch Communications Group, Inc.     217,104       24,662
                                                                  ---------    ---------
   Net cash provided by (used for) financing activities             542,163       (3,387)
                                                                  ---------    ---------

   Net increase in cash and cash equivalents                         20,253        2,647
   Cash and cash equivalents, beginning of period                        22        1,887
                                                                  ---------    ---------
   Cash and cash equivalents, end of period                       $  20,275    $   4,534
                                                                  =========    =========

   Supplemental disclosure:
      Interest paid                                               $  58,283    $  42,511
      Accretion of discount on senior notes                       $     579    $      70
      Liabilities assumed in acquisition of paging company        $ 135,676    $    --
















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

     (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                                         September 30,   December 31,
                                                              1999          1998
                                                              ----          ----
                                                          (unaudited)
   Goodwill                                               $  259,877     $  271,808
   Purchased FCC licenses                                    367,014        256,519
   Purchased subscriber lists                                258,530         56,825
   Deferred financing costs                                   17,956         13,983
   Investment in Benbow PCS Ventures, Inc. ("Benbow")           --           11,347
   Investment in CONXUS Communications, Inc. ("CONXUS")         --            6,500
   Non-competition agreements                                  1,063          1,790
   Other                                                       4,480          7,667
                                                          ----------     ----------
                                                          $  908,920     $  626,439
                                                          ==========     ==========

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

   On May 18, 1999, CONXUS filed for Chapter 11 protection in the U.S. Bankruptcy Court in Delaware, which case was converted to a case under Chapter 7 on August 17, 1999. In June 1999, Arch wrote-off its $6.5 million investment in CONXUS. On November 3, 1999, in order to document its disposition of any interest it has, if any, in CONXUS, Arch offered to transfer to CONXUS its shares in CONXUS for no consideration.

     (c) Acquisition of MobileMedia - On June 3, 1999 Parent completed its acquisition of MobileMedia Communications, Inc. ("MobileMedia") for $674.5 million, consisting of cash paid of $518.7 million, including direct transaction costs, 4,781,656 shares of Parent's common stock valued at $20.1 million and the assumption of liabilities of $135.7 million. The cash payments were financed through the issuance of approximately 36.2 million shares of Parent's common stock in a rights offering for $6.00 per share, the issuance of $147.0 million principal amount of 13 3/4% senior notes due 2008 (see note (d)) and additional borrowings under the Company's credit facility. After consummation of the acquisition, MobileMedia became a wholly owned subsidiary of Arch's principal operating subsidiary, Arch Paging Inc. ("API").

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

   Concurrent with the consummation of the acquisition, Arch commenced the development of a plan to integrate the operations of MobileMedia. The liabilities assumed, referred to above, also included a $13.1 million restructuring accrual to cover the costs to eliminate redundant headcount and facilities in connection with the overall integration of operations (see note
(g)).

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

                                                     Nine Months Ended
                                                       September 30,
                                                     1999         1998
                                                     ----         ----
                                                       (in thousands,
                                                  except per share amounts)

       Revenues                                  $  616,432   $  643,665
       Income (loss) before extraordinary item     (219,726)     (98,475)
       Net income (loss)                           (219,726)     (98,475)

   In connection with the acquisition of MobileMedia, Parent issued approximately 48.3 million warrants to purchase Parent's common stock. Each warrant represents the right to purchase one-third of one share of Parent's common stock at an exercise price of $3.01 ($9.03 per share). The warrants expire on September 1, 2001.

     (d) Senior Notes -- On June 3, 1999, Arch received the proceeds of an offering of $147.0 million principal amount at maturity of 13 3/4% Senior Notes due 2008 (the "13 3/4% Notes") to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended. The 13 3/4% Notes were sold at an initial price to investors of 95.091% for net proceeds of $134.6 million (after deducting the discount to the Initial Purchasers and offering expenses). The 13 3/4% Notes mature on April 15, 2008 and bear interest at a rate of 13 3/4% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 1999.

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

     (f) Divisional Reorganization - In conjunction with the completion of the MobileMedia merger, the timing and implementation of the divisional reorganization announced in June 1998 was reviewed by Arch management. The plan was reviewed within the context of the combined company integration plan which was approved by the Company in the third quarter of 1999. After a thorough review it was decided that significant changes needed to be made to the divisional reorganization plan. In the quarter ended September 30, 1999 the Company identified certain of its facilities and network leases that will not be utilized following the integration of the Company and MobileMedia, resulting in an additional charge of $2.6 million. This charge was offset by reductions to previously provided severance and other costs of $4.8 million. As of September 30, 1999, 426 employees had been terminated due to the divisional reorganization.

   The Company's restructuring activity as of September 30, 1999 was as follows (in thousands):

                             Reserve
                            Initially    Utilization    Reserve     Remaining
                           Established   of Reserve   Adjustment     Reserve
                           -----------   ----------   ----------     -------

   Severance costs          $    9,700   $    4,541   $   (3,547)   $    1,612
   Lease obligation costs        3,500          737        2,570         5,333
   Other costs                   1,500          277       (1,223)         --
                            ----------   ----------   ----------    ----------
        Total               $   14,700   $    5,555   $   (2,200)   $    6,945
                            ==========   ==========   ==========    ==========

     (g) MobileMedia Acquisition Reserve - On June 3,1999, Parent completed its acquisition of MobileMedia and commenced the development of plans to integrate the operations of MobileMedia. During the third quarter of 1999, Arch approved plans covering the elimination of redundant headcount and facilities in connection with the overall integration of operations. To the extent that it is determined that headcount and facilities acquired with MobileMedia should be eliminated, the purchase price of the acquisition will be increased to cover the costs of executing the plan. It is expected that the integration activity relating to the MobileMedia merger, which commenced on July 1, 1999, will take approximately 18 months.

     In connection with the MobileMedia acquisition, Arch anticipates a net reduction of approximately 10% of MobileMedia's workforce and the closing of certain facilities and tower sites. This resulted in the establishment a $13.1 million acquisition reserve which is included as part of the purchase price of MobileMedia. The initial acquisition reserve consisted of approximately (i) $5.6 million for employee severance, (ii) $7.0 million for lease obligations and terminations and (iii) $0.5 million of other costs. As of September 30, 1999, 77 former MobileMedia employees had been terminated due to the acquisition. The acquisition reserve will continue to be evaluated in the event that certain assumptions change in the future.

     The MobileMedia acquisition reserve activity as of September 30, 1999 was as follows (in thousands):

                                   Reserve
                                  Initially    Utilization    Remaining
                                 Established   of Reserve      Reserve
                                 -----------   ----------      -------

        Severance costs          $     5,658   $     1,839   $     3,819
        Lease obligation costs         6,975          --           6,975
        Other costs                      500          --             500
                                 -----------   -----------   -----------
              Total              $    13,133   $     1,839   $    11,294
                                 ===========   ===========   ===========

     (h) Subsequent Event -- Merger Agreement - In November 1999, Parent signed a definitive agreement (the "Merger Agreement") with Paging Network, Inc. ("PageNet") pursuant to which PageNet will merge with a wholly owned subsidiary of Arch (the "Merger"). Each outstanding share of PageNet common stock will be converted into 0.1247 shares of Parent common stock in the Merger.

     Under the Merger Agreement, PageNet is required to make an exchange offer (the "PageNet Exchange Offer") of PageNet common stock to holders of its outstanding 8.875% Senior Subordinated Notes due 2006 (the "8.875% Notes"), its 10.125% Senior Subordinated Notes due 2007 (the "10.125% Notes") and its 10% Senior Subordinated Notes due 2008 (the "10% Notes"), having an aggregate outstanding principal amount of $1.2 billion. Under the PageNet Exchange Offer, an aggregate of 616,830,757 shares of PageNet common stock, together with 68.9% of the equity interest in PageNet's subsidiary, Vast Solutions, would be exchanged for all of the 8.875% Notes, 10.125% Notes and 10% Notes (collectively, the "PageNet Notes"), in the aggregate. In connection with the Merger, PageNet would distribute to its stockholders (other than holders who received shares in the PageNet Exchange Offer), 11.6% of the equity interests in Vast Solutions. After the Merger, PageNet would retain 19.5% of the equity interests of Vast Solutions.

   Under the Merger Agreement Parent is required to make an exchange offer (the "Arch Exchange Offer") of 29,651,980 shares of its common stock (in the aggregate) for all of its Senior Discount Notes, and to convert all of its outstanding shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") into 2,104,142 shares of its common stock.

   If the PageNet Exchange Offer and the Arch Exchange Offer were fully subscribed, immediately following the Merger (and the issuance of Parent common stock in exchange for PageNet common stock, in the Arch Exchange Offer and upon the conversion of Series C Preferred Stock), current holders of Parent's common stock would own approximately 29.6% of the outstanding Parent common stock, holders of Series C Preferred Stock would own approximately 1.2% of the outstanding Parent common stock, holders of the Senior Discount Notes would own approximately 17.6% of the outstanding Parent common stock, current holders of PageNet common stock would own approximately 7.5% of the outstanding Parent common stock and current holders of the PageNet Notes (in the aggregate) would own approximately 44.5% of the outstanding Parent common stock. In addition, following the Merger Arch would have, on a pro forma basis, total debt of approximately $1.8 billion.

   Under the Merger Agreement, the Parent Board of Directors at the closing would consist of 12 individuals, at least six of whom would be designated by the existing Parent Board of Directors. The PageNet Board of Directors would designate three members, and the three largest holders of PageNet Notes would each be entitled to designate one member. To the extent any such holder of PageNet Notes did not elect to designate a director, the number of directors designated by the Parent Board of Directors would increase.

   Arch expects the Merger, which has been approved by the Boards of Directors of Parent and PageNet, but is subject to customary regulatory review, shareholder approval, other third-party consents and the completion of the exchange offers and preferred stock conversion, to be completed during the first half of 2000. Each of the PageNet Exchange Offer and the Arch Exchange Offer is conditioned upon acceptance by the holders of 97.5% of the PageNet Notes and Senior Discount Notes, respectively.

   Under the Merger Agreement, PageNet is required to include a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in the materials relating to the PageNet Exchange Offer, and to solicit consents for this prepackaged plan from holders of the PageNet Notes and its senior creditors. In certain circumstances PageNet has agreed either to file the prepackaged plan in lieu of completing the PageNet Exchange Offer or to pay to Parent a termination fee.

   The Merger Agreement provides that under certain circumstances a fee may be payable by Parent or PageNet upon termination of the agreement. These circumstances include withdrawal of the recommendation or approval of the Merger Agreement or the Merger by the Parent or PageNet Board of Directors, the failure of shareholders or noteholders to approve the transaction or exchange followed by the making of an alternative proposal and Parent or PageNet entering into an agreement with a third party within 12 months of such termination, and PageNet's failure to file a prepackaged plan in certain circumstances. The termination fee payable by Parent or PageNet under the Merger Agreement is $40.0 million.

   The Merger Agreement provides that either party may terminate the agreement if the Merger is not consummated by June 30, 2000. This termination date is subject to extension for 90 days for regulatory approval and is subject to extension to as late as December 31, 2000 under certain circumstances where PageNet files for protection under the U.S. Bankruptcy Code.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

   This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

PROPOSED PAGENET MERGER

   In November 1999, Parent signed a definitive agreement (the "Merger Agreement") with Paging Network, Inc. ("PageNet") pursuant to which PageNet will merge with a wholly owned subsidiary of Arch (the "Merger"). Each outstanding share of PageNet common stock will be converted into 0.1247 share of Parent common stock in the Merger.

   Under the Merger Agreement, PageNet is required to make an exchange offer (the "PageNet Exchange Offer") of PageNet common stock to holders of its outstanding 8.875% Senior Subordinated Notes due 2006 (the "8.875% Notes"), its 10.125% Senior Subordinated Notes due 2007 (the "10.125% Notes") and its 10% Senior Subordinated Notes due 2008 (the "10% Notes"), having an aggregate outstanding principal amount of $1.2 billion. Under the PageNet Exchange Offer, an aggregate of 616,830,757 shares of PageNet common stock, together with 68.9% of the equity interest in PageNet's subsidiary, Vast Solutions, would be exchanged for all of the 8.875% Notes, 10.125% Notes and 10% Notes (collectively, the "PageNet Notes"), in the aggregate. In connection with the Merger, PageNet would distribute to its stockholders (other than holders who received shares in the PageNet Exchange Offer), 11.6% of the equity interests in Vast Solutions. After the Merger, PageNet would retain 19.5% of the equity interests of Vast Solutions.

   Under the Merger Agreement Parent is required to make an exchange offer (the "Arch Exchange Offer") of 29,651,980 shares of its common stock (in the aggregate) for all of its Senior Discount Notes, and to convert all of its outstanding shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") into 2,104,142 shares of its common stock.

   If the PageNet Exchange Offer and the Arch Exchange Offer were fully subscribed, immediately following the Merger (and the issuance of Parent common stock in exchange for PageNet common stock, in the Arch Exchange Offer and upon the conversion of Series C Preferred Stock), current holders of Parent's common stock would own approximately 29.6% of the outstanding Parent common stock, holders of Series C Preferred Stock would own approximately 1.2% of the outstanding Parent common stock, holders of the Senior Discount Notes would own approximately 17.6% of the outstanding Parent common stock, current holders of PageNet common stock would own approximately 7.5% of the outstanding Parent common stock and current holders of the PageNet Notes (in the aggregate) would own approximately 44.5% of the outstanding Parent common stock. In addition, following the Merger Arch would have, on a pro forma basis, total debt of approximately $1.8 billion.

   Under the Merger Agreement, the Parent Board of Directors at the closing would consist of 12 individuals, at least six of whom would be designated by the existing Parent Board of Directors. The PageNet Board of Directors will designate three members, and the three largest holders of PageNet Notes would each be entitled to designate one member. To the extent any such holder of PageNet Notes did not elect to designate a director, the number of directors designated by the Parent Board of Directors would increase.

   Arch expects the Merger, which has been approved by the Boards of Directors of Arch and PageNet, but is subject to customary regulatory review, shareholder approval, other third-party consents and the completion of the exchange offers and preferred stock conversion, to be completed during the first half of 2000. Each of the PageNet Exchange Offer and the Arch Exchange Offer is conditioned upon acceptance by the holders of 97.5% of the PageNet Notes and Senior Discount Notes, respectively.

   Under the Merger Agreement, PageNet is required to include a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in the materials relating to the PageNet Exchange Offer, and to solicit consents for this prepackaged plan from holders of the PageNet Notes and its senior creditors. In certain circumstances PageNet has agreed either to file the prepackaged plan in lieu of completing the PageNet Exchange Offer or to pay to Arch a termination fee.

   The agreement provides that each party may be obligated to pay the other a termination fee equal to $40.0 million under the terms described under Note (h) to the Notes to Consolidated Financial Statements.

MOBILEMEDIA MERGER

   On June 3, 1999 a wholly owned subsidiary of the Company merged with MobileMedia Communications, Inc. ("MobileMedia") pursuant to a merger agreement with MobileMedia (the "MobileMedia Merger").

   Pursuant to the MobileMedia Merger, Parent: (i) issued certain stock and warrants; (ii) paid $479.0 million in cash to certain creditors of MobileMedia;
(iii) paid approximately $40.0 million of administrative, transaction and related costs; (iv) raised $217.2 million in cash through offerings of rights to purchase its common stock; and (v) caused Arch and API to borrow a total of approximately $320.8 million. After consummation of the MobileMedia Merger on June 3, 1999, MobileMedia became a wholly owned subsidiary of API. See Note (c) to the Notes to Consolidated Condensed Financial Statements.

   During the third quarter of 1999 Arch approved plans covering the elimination of redundant headcount and facilities in connection with the overall integration of MobileMedia's operations. To the extent that it is determined that headcount and facilities acquired with MobileMedia should be eliminated, the purchase price of the acquisition will be increased to cover the costs of executing the plan. It is expected that the integration activity relating to the MobileMedia Merger, which commenced on July 1, 1999, will take approximately 18 months.

   In connection with the MobileMedia acquisition Arch anticipates a net reduction of approximately 10% of MobileMedia's workforce and the closing of certain facilities and tower sites. This resulted in the establishment a $13.1 million acquisition reserve which is included as part of the purchase price of MobileMedia. The initial acquisition reserve consisted of approximately (i) $5.6 million for employee severance, (ii) $7.0 million for lease obligations and terminations and (iii) $0.5 million of other costs. The acquisition reserve will continue to be evaluated in the event that certain assumptions change in the future. There can be no assurance that the desired cost savings will be achieved or that the integration of the two companies will be accomplished smoothly, expeditiously or successfully. See Note (g) to the Notes to Consolidated Condensed Financial Statements.

DIVISIONAL REORGANIZATION

   In June 1998, Parent's Board approved a divisional reorganization (the "Divisional Reorganization"). As part of the Divisional Reorganization, which was originally expected to be implemented over a period of 18 to 24 months, Arch has consolidated its former Midwest, Western, and Northern divisions into four existing operating divisions, and is in the process of consolidating certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and take advantage of various operating efficiencies. In conjunction with the completion of the MobileMedia merger, Arch management reviewed the timing and implementation of the Divisional Reorganization. The plan was reviewed within the context of the combined company integration plan which was approved by the Company in the third quarter of 1999. After a thorough review it was decided that significant changes needed to be made to the Divisional Reorganization plan. It is anticipated that the impact of the MobileMedia Merger will extend the cash outlays of the Divisional Reorganization plan to December 31, 2000.

   In connection with the Divisional Reorganization, Arch (i) anticipated a net reduction of approximately 10% of its workforce, (ii) closed certain office locations and redeployed other real estate assets and (iii) recorded a restructuring charge of $14.7 million during 1998. The restructuring charge consisted of approximately (i) $9.7 million for employee severance, (ii) $3.5 million for lease obligations and terminations, and (iii) $1.5 million of other costs. In light of the MobileMedia Merger, the Divisional Reorganization was reevaluated. In the quarter ended September 30, 1999 the Company identified certain of its facilities and network leases that will not be utilized following the merger integration, resulting in an additional charge of $2.6 million. This charge was offset by reductions to previously provided severance and other costs of $4.8 million. There can be no assurance that the desired cost savings will be achieved or that the anticipated reorganization will be accomplished smoothly, expeditiously or successfully. See Note (f) to the Notes to Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

   Total revenues increased to $206.2 million (a 98.2% increase) and $440.6 million (a 42.3% increase) in the three and nine months ended September 30, 1999, respectively, from $104.1 million and $309.6 million in the three and nine months ended September 30, 1998, respectively. Net revenues (total revenues less cost of products sold) increased to $195.7 million (a 102.0% increase) and $415.6 million (a 44.4% increase) in the three and nine months ended September 30, 1999, respectively, from $96.9 million and $287.8 million in the three and nine months ended September 30, 1998, respectively. Total revenues and net revenues in the 1999 period increased primarily due to the MobileMedia Merger, but were also adversely affected by a general slowing of paging industry growth, compared to prior years. Revenues were also adversely affected by: (i) Arch's decision in the fourth quarter of 1998, in anticipation of the MobileMedia Merger, not to replace normal attrition among direct sales personnel; (ii) the reduced effectiveness of the reseller channel of distribution; and (iii) reduced sales through Arch's company owned stores. Arch expects revenue to continue to be adversely affected in 1999 due to these factors. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased to $190.8 million (a 104.0% increase) and $403.6 million (a 45.3% increase) in the three and nine months ended September 30, 1999, respectively, from $93.5 million and $277.8 million in the three and nine months ended September 30, 1998, respectively. These increases in revenues were due primarily to the acquisition of MobileMedia on June 3, 1999. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and nine months ended September 30, 1999 and 1998. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $4.9 million (a 48.0% increase) and $12.0 million (a 20.4% decrease) in the three and nine months ended September 30, 1999, respectively, from $3.3 million and $9.9 million in the three and nine months ended September 30, 1998, respectively, as a result of the MobileMedia acquisition.

   Service,  rental  and  maintenance  expenses,   which  consist  primarily  of
telephone line and site rental expenses, were $43.0 million (22.0% of net revenues) and $91.4 million (22.0% of net revenues) in the three and nine months ended September 30, 1999, respectively, compared to $20.4 million (21.1% of net revenues) and $60.8 million (21.1% of net revenues) in the three and nine months ended September 30, 1998, respectively. The increases in the three and nine month periods were due primarily to increased expenses associated with the provision of paging services to a greater number of units. The acquisition of MobileMedia added approximately 2.8 million units in service. Although as existing paging systems become more populated through the addition of new paging units, the fixed costs of operating these paging systems are spread over a greater unit base, annualized service, rental and maintenance expenses per unit increased to $24 and $22 in the three and nine months ended September 30, 1999, respectively, compared to $20 in both the corresponding 1998 periods. This increase is due primarily to the increase in paging systems and associated expenses as a result of the MobileMedia Merger, however, the per unit costs should decrease in the future once synergies are achieved.

   Selling expenses were $26.5 million (13.6% of net revenues) and $57.6 million (13.9% of net revenues) in the three and nine months ended September 30, 1999, respectively, compared to $12.7 million (13.1% of net revenues) and $36.9 million (12.8% of net revenues) in the three and nine months ended September 30, 1998, respectively. The increases in absolute dollars were primarily due to increased headcount and the increases as a percentage of net revenues were primarily due to redundant headcount as a result of the MobileMedia Merger.

   General and administrative expenses increased to $60.6 million (31.0% of net revenues) and $123.6 million (29.8% of net revenues) in the three and nine months ended September 30, 1999, respectively, from $28.0 million (28.9% of net revenues) and $84.5 million (29.4% of net revenues) in the three and nine months ended September 30, 1998, respectively. The increases in absolute dollars were primarily due to increased headcount, administrative and facility costs and the increases as a percentage of net revenues were primarily due to the redundant headcount, administrative and facility costs associated with MobileMedia.

   Depreciation and amortization expenses increased to $94.6 million and $222.1 million in the three and nine months ended September 30, 1999, respectively, from $56.4 million and $164.3 million in the three and nine months ended September 30, 1998, respectively. These expenses principally reflect the acquisition of MobileMedia, as well as Arch's acquisitions of paging businesses in prior periods, accounted for as purchases, and investment in pagers and other system expansion equipment to support growth. Additionally, depreciation expense for the nine months ended September 30, 1999 includes the write-off of approximately $7.1 million of costs associated with the development of an integrated billing and management system. The Company decided to discontinue development efforts due to the capabilities of the system acquired in conjunction with the MobileMedia Merger.

   Operating losses were $26.8 million and $77.0 million in the three and nine months ended September 30, 1999, respectively, compared to $20.6 million and
$73.5 million in the three and nine months ended September 30, 1998, respectively, as a result of the factors outlined above.

   Net interest expense increased to $29.1 million and $67.9 million in the three and nine months ended September 30, 1999, respectively, from $17.3 million and $48.7 million in the three and nine months ended September 30, 1998, respectively. The increases were principally attributable to an increase in Arch's outstanding debt.

   Other expense increased to $0.9 million and $44.4 million in the three and nine months ended September 30, 1999, respectively, from $0.3 million and $1.7 million in the three and nine months ended September 30, 1998, respectively. In the nine months ended September 30, 1999, other expense includes $6.5 million representing the write-off of Arch's investment in CONXUS (see Note (b) to the Notes to Consolidated Condensed Financial Statements) and $35.8 million associated with the arrangements made between Arch, Benbow and Ms. Walsh in June 1999 (see Note (b) to the Notes to Consolidated Condensed Financial Statements).

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

   Net loss increased to $56.9 million and $195.7 million in the three and nine months ended September 30, 1999, respectively, from $38.2 million and $127.7 million in the three and nine months ended September 30, 1998, respectively, as a result of the factors outlined above.

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

   The combination of the two companies is requiring, among other things, coordination of administrative, sales and marketing, distribution and accounting and finance functions and expansion of information and management systems. The integration process could cause the interruption of the activities of the two businesses, or a loss of momentum. The difficulties of such integration are initially increased by the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. Arch may not be able to retain key employees. The process of integrating the businesses of Arch and MobileMedia may require a disproportionate amount of time and attention of Arch's management and financial and other resources of Arch and may involve other, unforeseen difficulties.

   Similar risks will attend future acquisition opportunities which Arch may pursue. Furthermore, no assurance can be given that suitable acquisition transactions can be identified, financed and completed on acceptable terms, or that Arch will participate in any future consolidation of the paging industry.

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

   Competition and technological change may undermine Arch's business

   There can be no assurance that Arch will be able to compete successfully with current and future competitors in the wireless messaging business or with competitors offering alternative communication technologies.

   Competition may intensify and may adversely affect margins. Arch has faced competition from other wireless messaging (including paging) service providers in all markets in which it operates, including some competitors who hold nationwide licenses. Due in part to competitive conditions, monthly fees for basic paging services have generally declined in recent years. Arch may face significant price-based competition in the future, not only with respect to basic paging, but also advanced messaging services, which could have a material adverse effect on its revenues and EBITDA. Some competitors possess greater financial, technical and other resources than Arch. A trend towards increasing consolidation in the wireless communications industry in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the wireless messaging business or focus on Arch's historical markets, this could have a material adverse effect on the Company.

   New wireless messaging technology may adversely affect Arch's competitive position. While Arch currently provides advanced messaging (including two-way paging) services, it is currently providing those services primarily as a reseller, and on a limited basis through its own network. Although these services generally are higher priced than traditional one-way paging services, this situation may change. Technological improvements could result in increased capacity and efficiency for two-way paging technologies and this could result in increased competition for Arch. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services historically provided, and the other messaging services currently provided, by Arch. Future technological advances could also require Arch to reduce the price of its core paging services or other messaging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. Other forms of wireless two-way communications technology also compete with the messaging services that Arch provides. These include cellular and broadband personal communications services, which are commonly referred to as PCS, as well as specialized mobile radio services. Although these services are primarily focused on two-way voice communications, many service providers are electing to provide paging and other data messaging services as an adjunct to their primary services.

   Obsolescence in company-owned units may impose additional costs on Arch. Technological change may also adversely affect the value of the messaging units owned by Arch that are leased to its subscribers. If Arch's current subscribers request more technologically advanced units, including two-way units, Arch could incur additional inventory costs and capital expenditures if required to replace units leased to its subscribers within a short period of time. Such additional investment or capital expenditures could have a material adverse effect on Arch.

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

   Regulatory changes could add burdens or benefit competing technologies. The FCC continually reviews and revises its rules affecting paging companies. Therefore, regulatory requirements that apply to Arch may change significantly over time. Acquisitions of Parent's stock by foreigners could jeopardize Arch's licenses. The Communications Act limits foreign investment in and ownership of radio common carriers licensed by the FCC. Parent may not have more than 25% of its stock owned or voted by aliens or their representatives, a foreign government or its representatives or a foreign corporation if the FCC finds that the public interest would be served by denying such ownership. Arch and Arch's subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or their representatives or a foreign corporation. This ownership restriction is not subject to waiver. Parent's certificate of incorporation permits the redemption of shares of its capital stock from foreign stockholders where necessary to protect FCC licenses held by Arch or its subsidiaries, but such a redemption would be subject to the availability of capital to Parent and any restrictions contained in applicable debt instruments and under the Delaware corporations statute. These restrictions currently would not permit any such redemptions. The failure to redeem shares promptly could jeopardize the FCC licenses held by Arch or its subsidiaries. See "--High degree of leverage burdens operations" and "--Competition and technological change may undermine Arch's business".

   Arch cannot control third parties on whom Arch depends for products and services

   Arch does not manufacture any of the messaging units used in its operations. It is dependent primarily on Motorola and NEC America Inc. to obtain sufficient pager inventory for new subscriber and replacement needs and on Glenayre Electronics, Inc. and Motorola for sufficient terminals and transmitters to meet its expansion and replacement requirements. Significant delays in obtaining messaging units, terminals or transmitters, such as MobileMedia experienced before its bankruptcy filing, could lead to disruptions in operations and adverse financial consequences. Arch's purchase agreement with Motorola expires on March 17, 2000. There can be no assurance that the agreement with Motorola will be renewed or, if renewed, that such agreements will be on terms and conditions as favorable to Arch as those under the current agreement.

   Arch relies on third parties to provide satellite transmission for some aspects of its messaging services. To the extent there are satellite outages or if satellite coverage is impaired in other ways, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect on Arch.

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

   Impact of the Year 2000 issue is not fully known

   The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

   To address this issue, Arch has created a cross-functional Y2K project group that has analyzed and identified internal and external areas likely to be affected by the Year 2000 problem. Arch has requested information from certain mission critical vendors and has held discussions with paging equipment and other mission critical vendors concerning their efforts to identify and address potential issues associated with their equipment and/or software. While Arch has made such inquiries, it is possible one or more mission critical vendors, such as utility providers, telephone carriers, other paging carriers, satellite carriers or other telecommunication providers, may not be Year 2000 ready. While Arch has created certain contingency plans (as discussed below), due to the unique nature of such vendors, alternative providers may not be available. Furthermore, all paging and messaging units and messaging-related equipment used by Arch and its customers are manufactured by third parties, and although Arch has tested such equipment with generally favorable results, it has relied to a large extent on the representations of its vendors with respect to their readiness. Arch cannot offer assurance as to its ability to replicate its testing results in a real time environment or the accuracy of its vendors' representations.

   Arch is in the final stages of its inventory audit and is nearing completion of appropriate modifications and/or replacements of its computerized systems and applications to address the issue. The costs associated with such replacements has been capitalized and amortized in accordance with Arch's existing accounting policies and future replacement costs, if any, will be capitalized and amortized in a similar manner. Maintenance or modification costs have been, and will be, expensed as incurred. Based on Arch's costs incurred to date and projected estimated costs, Arch does not expect that its remediation efforts will have a material adverse effect on its results of operations or its financial condition. Actual costs and results may vary significantly due to the uncertainties associated with the problem, which may not be apparent until the second quarter of 2000.

   Although the Company began testing its applications in 1998, there can be no assurance that such testing has detected all applications that may be affected by the problem. While it is Arch's objective is to be Year 2000 ready by year-end 1999, due to the uncertainties associated with the problem, there can be no assurance that this objective will be met.

     Arch is finalizing its contingency plans relating to the Year 2000 problem. Such plans include, among other things, the use of (i) backup power generators for certain of its operations, (ii) certain alternate vendors and (iii) various communication channels to deploy its work force in a timely and efficient manner to address potential problems that arise. While Arch believes it has used commercially reasonable efforts in its approach to this issue, any failure of its systems or products, whether due to internal or external factors, could have a material adverse effect on its business as a whole, its financial condition, results of operations and its prospects.

   Continued losses are likely

   Arch expects to continue to report net losses for the foreseeable future and cannot predict when, if ever, it is likely to attain profitability.

   Arch and MobileMedia have reported losses in all but one of the periods shown in the table below:

                                           Year Ended December 31,     Nine Months
                                                                          Ended
                                                                       September 30,
                                         1996        1997       1998       1999
                                      ----------   --------   --------   --------
             Net income (loss):                       (dollars in millions)
              Arch.............       $  (87.0)    $(146.6)   $(167.1)   $(195.7)(a)
              MobileMedia......       $(1,059.9)   $(124.6)   $  35.6

     ------------------------------------
     (a) Reflects the operations of MobileMedia commencing June 3, 1999.

   Furthermore, MobileMedia had net income during the year ended December 31, 1998 solely because of a $94.2 million gain on the sale of transmission towers and related equipment. After giving effect to the MobileMedia acquisition, Arch would have incurred, on a pro forma basis, losses before extraordinary item of $154.2 million for the year ended December 31, 1998 and $219.7 million for the nine months ended September 30, 1999. For both Arch and MobileMedia, these historical net losses have resulted principally from substantial depreciation and amortization expense, primarily related to intangible assets and pager depreciation, interest expense, the impairment of long-lived assets in the case of MobileMedia and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future. This will result in significant additional interest expense which could have a material adverse effect on Arch's future income or loss. See "--Funding for future capital needs is not assured" and "--High degree of leverage burdens operations".

   Revenues and operating results may fluctuate

   Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, including competition, subscriber turnover, new service developments and technological change. Arch's current and planned debt repayment levels are, to a large extent, fixed in the short term, and are based in part on its expectations as to future revenues and cash flow growth. Arch may be unable to adjust spending in a timely manner to compensate for any revenue or cash flow shortfall. It is possible that, due to future fluctuations, Arch's revenue, cash flow or operating results may not meet the expectations of securities analysts or investors. This may have a material adverse effect on the price of Parent's common stock. If shortfalls were to cause Arch not to meet the financial covenants contained in its debt instruments, the debtholders could declare a default and seek immediate repayment.

Relating to Liquidity, Capital Resources and Capital Structure.

   High degree of leverage burdens operations

   Each of Arch and MobileMedia has been highly leveraged, and Arch expects to continue to be highly leveraged, unless it consummates a transaction, like the merger with PageNet, which has the effect of reducing its leverage. The following table compares the total debt, total assets and latest three-month annualized adjusted pro forma EBITDA of Arch at or as of September 30, 1999.


                                                         (dollars in millions)
     Total debt.........................................         $ 947.5
     Total assets.......................................       $ 1,415.9
     Annualized adjusted pro forma EBITDA...............         $ 262.1

   Adjusted EBITDA is not a measure defined in GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies. Arch's high degree of leverage may have adverse consequences for Arch. These include the following:

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

   There can be no assurance that Arch will be able to reduce its financial leverage as it intends, or that Arch will achieve an appropriate balance between acceptable growth and future reductions in financial leverage. If Arch is not able to achieve continued growth in EBITDA, it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing debt instruments.

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

   Funding for future capital needs is not assured

   Arch's business strategy requires substantial funds to be available to finance the continued development and future growth and expansion of its operations, including possible acquisitions. Future amounts of capital required by Arch will depend upon a number of factors. These factors include unit in service growth, the type of messaging devices and services demanded by customers, service revenues, technological developments, marketing and sales expenses, competitive conditions, the nature and timing of Arch's N-PCS strategy and the nature and timing of any future acquisitions, including PageNet. No assurance can be given that additional equity or debt financing will be available to Arch when needed on acceptable terms, if at all. If sufficient financing is unavailable when needed, this may have a material adverse effect on Arch.



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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1999, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARCH COMMUNICATIONS, INC.


Dated:  November 15, 1999               By: /s/ J. Roy Pottle
                                            ---------------------------------
                                            J. Roy Pottle
                                            Executive Vice President and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


   Exhibit          Description
   -------          -----------
     27.1       -   Financial Data Schedule.