Form 10-K
period 1999-12-31
ARCH COMMUNICATIONS INC
filed 2000-03-30
CIK 916122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 X
For the Fiscal Year Ended December 31, 1999

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

The number of shares of Registrant's Common Stock outstanding on March 28, 2000 was 848.7501.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.   BUSINESS

GENERAL

   Arch is a leading provider of wireless communications services in the United States. Arch has established a market presence in major metropolitan markets as well as in middle and small markets. Arch's third-party retail distribution agreements complement the more than 375 Arch-operated retail outlets. Similarly, Arch's nationwide coverage utilizing two paging frequencies enables Arch to provide higher-revenue nationwide services to more subscribers. Arch's nationwide coverage also enhances Arch's local coverage and provides an opportunity for Arch to take advantage of Arch's distribution networks. Arch is a wholly-owned subsidiary of Arch Communications Group, Inc. ("Parent"). On June 29, 1998, Arch changed its name from USA Mobile Communications Inc. II to Arch Communications, Inc.

   Arch's plan to deploy its nationwide narrowband personal communications services spectrum using its existing network infrastructure, together with its strategic alliances, should permit Arch to market narrowband personal communications services, such as multi-market alphanumeric and other advanced messaging services, sooner than it would otherwise be able to, and these services are expected to offer higher revenue and more growth potential than basic paging services. Arch's investments to date in two national call centers and additional regional call centers should supplement its previously developed call center and complement its strategy of evolving to regional customer service centers. Achieving these intended benefits, however, will depend on a number of factors and no assurance can be given that the benefits will be realized, in whole or in part.

PENDING PAGENET MERGER

   In November 1999, Parent signed a definitive agreement with Paging Network, Inc. (PageNet) pursuant to which PageNet will merge with a wholly-owned subsidiary of Arch. Each outstanding share of PageNet common stock will be converted into 0.1247 share of Parent common stock in the merger.

   Under the merger agreement, PageNet is required to make an exchange offer of PageNet common stock to holders of its outstanding 8.875% senior subordinated notes due 2006, its 10.125% senior subordinated notes due 2007 and its 10% senior subordinated notes due 2008 (collectively, the "PageNet Notes"), having an aggregate outstanding principal amount of $1.2 billion. Under the PageNet exchange offer, an aggregate of 616,830,757 shares of PageNet common stock, together with 68.9% of the equity interest in PageNet's subsidiary, Vast Solutions, Inc. would be exchanged for all of the PageNet Notes, in the aggregate. In connection with the merger, PageNet would distribute to its stockholders (other than holders who received shares in the PageNet exchange offer), 11.6% of the equity interests in Vast Solutions. After the merger, the combined company would retain a 19.5% equity interest in Vast Solutions.

   Under the merger agreement Parent is required to make an exchange offer of up to 29,651,984 shares of its common stock (in the aggregate) for all of its 10 7/8% senior discount notes due 2008.

   Under the merger agreement, Parent's board of directors at the closing would consist of 12 individuals, at least six of whom would be designated by Parent's existing board of directors. The PageNet board of directors would designate three members, and the three largest holders of PageNet Notes would each be entitled to designate one member. To the extent any such holder of PageNet Notes did not elect to designate a director, the number of directors designated by Parent's board of directors would increase.

   Arch expects the merger, which has been approved by the boards of directors of Parent and PageNet, but is subject to regulatory review, shareholder approval, other third-party consents and the completion of the exchange offers, to be completed in the second or third quarter of 2000. Each of the PageNet exchange offer and Parent's exchange offer is conditioned upon acceptance by the holders of 97.5% of the PageNet Notes and Parent's senior discount notes, respectively subject to reduction in specified circumstances.

   Under the merger agreement, PageNet is required to include a "prepackaged" plan of reorganization under Chapter 11 of the Bankruptcy Code in the materials relating to the PageNet exchange offer, and to solicit consents for this prepackaged plan from holders of the PageNet Notes and its senior creditors. In certain circumstances PageNet has agreed either to file the prepackaged plan in lieu of completing the PageNet exchange offer or to pay Parent a termination fee.

WIRELESS COMMUNICATIONS SERVICES, PRODUCTS AND OPERATIONS

   Arch provides wireless messaging services, including numeric, alphanumeric, guaranteed messaging and send and receive messaging. Arch operates in all 50 states and the District of Columbia and in each of the 100 largest markets in the United States. Arch offers these services on a local, regional and nationwide basis employing digital networks covering more than 90% of the United States population.

   A numeric pager permits a caller to transmit to the subscriber a numeric message that may consist of a telephone number, an account number or coded information, and has the capability to store several such numeric messages in memory for later recall by the subscriber. An alphanumeric display pager allows subscribers to receive and store messages consisting of both numbers and letters.

   Numeric paging service, which was introduced by the paging industry nearly 20 years ago, currently represents a majority of all units in service. The growth of alphanumeric paging service has been constrained by certain difficulties, such as inputting data, specialized equipment requirements and its relatively high use of system capacity during transmission, which has, to some extent, been relieved by deploying alternate communications pathways, such as the Internet.

   Arch provides messaging service to subscribers for a monthly fee. Subscribers either lease the unit from Arch for an additional fixed monthly fee or they own the unit, having purchased it either from Arch or from another vendor. Arch-owned units leased to subscribers require capital investment by Arch, while customer-owned and maintained units, commonly referred to as COAM units, and those owned by resellers do not. The monthly service fee is generally based upon the type of service provided, the geographic area covered, the number of units provided to the customer and the period of the subscriber's commitment. Subscriber-owned units provide a more rapid recovery of Arch's capital investment than units owned and maintained by Arch, but may generate less recurring revenue. Arch also sells units to third-party resellers who lease or resell units to their own subscribers and resell Arch's wireless messaging services under marketing agreements. Resellers are responsible for sales, billing, collection and equipment maintenance costs. Arch sells other products and services, including units and accessories and unit replacement and maintenance contracts.

   Arch provides enhancements and ancillary services such as voice mail, wireless information delivery services, personalized greetings, message storage and retrieval, pager loss protection and pager maintenance services. Voice mail allows a caller to leave a recorded message that is stored in Arch's computerized message retrieval center. When a message is left, the subscriber can be automatically alerted through the subscriber's pager and can retrieve the stored message by calling Arch's paging terminal. Personalized greetings allow the subscriber to record a message to greet callers who reach the subscriber's pager or voice mail box. Message storage and retrieval allows a subscriber who leaves Arch's service area to retrieve calls that arrived during the subscriber's absence from the service area. Pager loss protection allows subscribers who lease pagers to limit their costs of replacement upon loss or destruction of a pager. Pager maintenance services are offered to subscribers who own their own equipment. Wireless information delivery allows subscribers to receive stock quotes, news and weather through their Arch service. Arch is also in the process of test marketing various other services that add value, and can be integrated with existing paging services.

SUBSCRIBERS AND MARKETING

   Arch's  wireless   communications  accounts  are  generally  businesses  with employees who travel frequently but must be immediately accessible to their offices or customers. Arch's subscribers include proprietors of small businesses, professionals, management personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, medical personnel, sales and service organizations, specialty trade organizations, manufacturing organizations and governmental agencies.

   Arch markets its services through three primary sales channels: direct, reseller and retail.

   Direct. In the direct channel, Arch leases or sells equipment directly to its customers and bills and services such customers. Arch markets its services through a direct marketing and sales organization which operated approximately 375 retail stores as of December 31, 1999. Arch's direct customers range from individuals and small-and medium-sized businesses to Fortune 500 accounts and government agencies. Business and government accounts typically experience less turnover than consumer accounts. The direct channel will continue to have the highest priority among Arch's marketing and sales efforts, because of its critical contribution to recurring revenue and projected growth. Arch has been engaged in efforts to improve sales productivity and strengthen its direct channel sales force, segments of which had previously suffered from high turnover and open positions under MobileMedia's ownership and management. In addition, Arch commenced implementing consumer direct marketing techniques in 1998. As of December 31, 1999, the direct channel accounted for approximately 86.6% of recurring revenue.

   Reseller. In the reseller channel, Arch sells access to its transmission networks in bulk to a third party, who then resells such services to consumers or small businesses or other end users. Arch offers access to its network to resellers at bulk discounted rates. The third party reseller provides customer service, is responsible for pager maintenance and repair costs, invoices the end user and retains the credit risk of the end user, although Arch retains the credit risk of the reseller. Because resellers are responsible for customer equipment, the capital costs that would otherwise be borne by Arch are reduced.

   Arch's resellers generally are not exclusive distributors of Arch's services and often have access to networks of more than one provider. Competition among service providers to attract and maintain reseller distribution is based primarily upon price, including the sale of equipment to resellers at discounted rates. Arch intends to be an active participant in the reseller channel and to concentrate on accounts that are profitable and where longer term partnerships can be established with selected resellers. As of December 31, 1999, the reseller channel accounted for approximately 8.4% of recurring revenue.

   Retail. In the retail channel, Arch sells equipment to retailers and, after the consumer purchases the pager from the retailer, the consumer contacts Arch to activate service. The retail channel is targeted at the consumer market and consists primarily of national retail chains. Consumers served by the retail channel typically purchase, rather than lease, equipment. This reduces Arch's capital investment requirements. Subscribers obtained through retailers are billed and serviced directly by Arch. Retail distribution permits Arch to penetrate the consumer market by supplementing direct sales efforts. As of December 31, 1999, the retail channel accounted for approximately 5.0% of recurring revenue.

   The wireless communications industry is highly competitive. Companies in this industry compete on the basis of price, coverage area, available services, transmission quality, system reliability and customer service.

   Arch competes by maintaining competitive pricing of its products and services, by providing broad coverage options through high-quality, reliable transmission networks and by furnishing subscribers a superior level of customer service. Arch, the second largest paging carrier in the United States, also offers enhanced services such as alphanumeric messaging, guaranteed messaging and send and receive messaging, voice mail and voice mail notifications, news, sports, weather reports and stock quotes and other information delivery services. Arch's primary competitors in the paging market, including Metrocall, the third largest paging carrier in the United States, and each of Vodafone/AirTouch and Weblink Wireless, both of which are among the top eight largest paging carriers in the United States offer similar services. The products and services Arch offers also compete with a broad array of wireless communications services provided by broadband service providers. Some of these broadband service providers possess financial, technical and other resources greater than those of Arch. Such providers currently competing with Arch in one or more markets include MCI/WorldCom, Sprint PCS, AirTouch/Vodafone, Nextel, and Bell Atlantic.

   The provision of broadband wireless services is currently dominated by providers using three types of Federal Communication Commission licenses: cellular radiotelephone, broadband personal communications services, and digital specialized mobile radio services. While all three of these broadband services were created at different times and utilize different technologies, they are used to offer two-way voice as well as short messaging services. The short messaging services are identical to numeric and alphanumeric paging services and thus broadband services can serve as a replacement to paging services.

   Insofar as broadband services provide short messaging service together with two-way voice service, they are more sophisticated than basic paging services and command a greater price. The price of broadband services, however, has fallen dramatically. The decline in price of these services is reflected in the decline of the average monthly bill for broadband services from $42.78 in December 1997 to $39.43 in December 1998. Moreover, today many broadband providers offer basic service packages for approximately $20 per month. By contrast, the average revenue per unit for pagers was estimated to be $10.17 per month.

   While broadband services are more expensive than basic paging, broadband service providers typically provide short messaging service as an element of their basic service package without additional charges. In other words, subscribers that purchase broadband service no longer need to subscribe to a separate paging service as well. As a result, a large fraction of paging customers can readily switch from paging to broadband services. The dramatic decrease in prices for broadband services has led many consumers to select broadband services as an alternative to paging services. Indeed, survey data indicates that roughly 20 percent of paging customers that drop their service do so in favor of broadband services.

   The intensity of competition for customers will continue to increase as wireless communications products continue to be developed. For example, Arch holds one nationwide and five regional narrowband personal communications services licenses. Competitors of Arch also hold narrowband personal communications services licenses. Some of these competitors have substantially greater resources than Arch. Some competitors currently offer a 2-way narrowband personal communications wireless data service from its own network. Although Arch cannot predict the types of narrowband personal communications services which will be offered by those companies, Arch expects that those services will compete with the narrowband personal communications services and paging services offered by Arch.


ITEM 2.   PROPERTIES

   At December 31, 1999, Arch owned 10 office buildings and leased office space, including its executive offices, in approximately 375 locations in 42 states for use in its paging operations. Arch leases transmitter sites and/or owns transmitters on commercial broadcast towers, buildings and other fixed structures in approximately 4,800 locations in all 50 states, the U.S. Virgin Islands and Puerto Rico. Arch's leases are for various terms and provide for monthly lease payments at various rates. Arch believes that it will be able to obtain additional space as needed at acceptable cost. Substantially all of Arch's and MobileMedia's tower sites were sold during 1998 and 1999 and Arch currently rents transmitter space.


ITEM 3.   LEGAL PROCEEDINGS

   Arch, from time to time, is involved in lawsuits arising in the normal course of business. Arch believes that its currently pending lawsuits will not have a material adverse effect on its financial condition or results of operations.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   All of the common stock, $0.01 par value per share of Arch is held by Parent and is not publicly traded.

   Arch has never declared or paid cash dividends on the common stock and does not intend to declare or pay cash dividends on its common stock in the foreseeable future. Covenants in the credit facility and debt obligations of

Arch and its subsidiaries effectively prohibit the declaration or payment of cash dividends by Arch for the foreseeable future. See Note 3.


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

   Adjusted EBITDA, as determined by Arch, consists of EBITDA (earnings before interest, taxes, depreciation and amortization) net of restructuring charges, equity in loss of affiliate and extraordinary items; consequently adjusted EBITDA may not necessarily be comparable to similarly titled data of other paging companies. EBITDA is commonly used by analysts and investors as a principal measure of financial performance in the wireless communications industry. Adjusted EBITDA is also one of the primary financial measures used to calculate whether Arch and its subsidiaries are in compliance with covenants under their debt agreements. These covenants, among other things, limit the ability of Arch and its subsidiaries to: incur additional indebtedness, make investments, pay dividends, grant liens on its assets, merge, sell or acquire assets, repurchase or redeem capital stock, incur capital expenditures and prepay certain indebtedness. EBITDA is also one of the financial measures used by analysts to value Arch. Therefore Arch management believes that the presentation of EBITDA provides relevant information to investors. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity. Amounts reflected as EBITDA or adjusted EBITDA are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness or limitations imposed by applicable law upon the payment of dividends or distributions.

MOBILEMEDIA MERGER

   In June 1999, Parent acquired MobileMedia Communications, Inc., which is now a wholly-owned subsidiary of Arch. MobileMedia had been operating as a debtor-in-possession under chapter 11 of the Bankruptcy Code.

   Parent acquired MobileMedia for a combination of cash and Parent securities, as follows:

   o Parent paid approximately $479.0 million in cash to secured creditors of MobileMedia;

   o Parent paid a total of $37.6 million to pay fees, expenses and other debts;

   o Parent issued 4,781,656 shares of its common stock to unsecured creditors of MobileMedia;

   o Parent issued and sold 36,207,265 additional shares of its common stock to unsecured creditors of MobileMedia and Parent stockholders for a total purchase price of $217.2 million; and

   o Parent issued to four unsecured creditors, who had agreed to act as standby purchasers and to purchase shares not purchased by other unsecured creditors, warrants to acquire 1,225,219 shares of its common stock on or before September 1, 2001 for $9.03 per share.

   Arch borrowed a total of $320.8 million to help fund the MobileMedia acquisition.

   During the third quarter of 1999, Arch's board of directors approved plans covering the elimination of redundant headcount and facilities in connection with the overall integration of operations. It is expected that integration will be completed by December 31, 2000. Because Arch anticipates a net reduction of approximately 10% of MobileMedia's workforce and the closing of some facilities and tower sites, it established a $14.5 million acquisition reserve which is included as part of the purchase price of MobileMedia. The initial acquisition reserve consisted of approximately:

   o  $6.1 million for employee severance;

   o  $7.9 million for lease obligations and terminations; and

   o  $0.5 million of other costs.

There can be no assurance that the desired cost savings will be achieved or that the integration of the two companies will be accomplished smoothly, expeditiously or successfully. See Note 9 to the Notes to Arch's consolidated financial statements.

RESULTS OF OPERATIONS

   The following table presents certain items from Arch's consolidated statements of operations as a percentage of net revenues and certain other information for the periods indicated (dollars in thousands except per unit data):

                                                      Year Ended December 31,
                                                       1998             1999
                                                       ----             ----

   Total revenues ................................       107.8 %        105.8 %
   Cost of products sold .........................        (7.8)          (5.8)
                                                     ---------     ----------
   Net revenues ..................................       100.0          100.0
   Operating expenses:
     Service, rental and maintenance .............        21.1           21.8
     Selling .....................................        12.8           13.9
     General and administrative ..................        29.2           29.8
     Depreciation and amortization ...............        57.4           50.8
     Restructuring charge ........................         3.8           (0.4)
                                                     ---------     ----------
   Operating income (loss) .......................       (24.3)%        (15.9)%
                                                     =========     ==========
   Net income (loss) .............................       (43.6)%        (40.7)%
                                                     =========     ==========
   Adjusted EBITDA ...............................        36.9 %         34.5 %
                                                     =========     ==========

   Cash flows provided by operating activities ...   $  84,210     $  100,505
   Cash flows used in investing activities .......   $ (82,868)    $ (627,166)
   Cash flows provided by (used in) financing
     activities ..................................   $  (3,207)    $  529,020
   Annual service, rental and maintenance expenses
     per unit in service .........................   $      20     $       23

     YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

   Total revenues increased to $641.8 million, a 55.2% increase, in 1999 from $413.6 million in 1998 as the number of units in service increased from 4.3 million at December 31, 1998 to 6.9 million at December 31,1999 primarily due to the MobileMedia acquisition in June 1999. Net revenues increased to $606.9 million, a 58.2% increase, in 1999 from $383.7 million in 1998. Total revenues and net revenues in 1999 were adversely affected by (1) the lack of industry growth for basic numeric and alphanumeric paging services and (2) Arch subscriber cancellations which led to a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition. Revenues were also adversely affected in the fourth quarter of 1998 and in 1999 by:

   o Arch's decision, in anticipation of the MobileMedia acquisition, not to replace normal attrition among direct sales personnel;

   o  the reduced effectiveness of Arch's reseller channels of distribution; and

   o  reduced sales through Arch-operated retail stores.

   Arch expects revenue to continue to be adversely affected in 2000 by declining demand for basic numeric and alphanumeric paging services. Arch believes that the basic paging industry did not grow during 1999, that demand for basic paging services will decline in 2000 and the following years and that any significant future growth in the paging industry will be attributable to advanced messaging services, such as send and receive and guaranteed receipt paging services. As a result, Arch believes that it will experience a net decline in the number of its units in service in 2000, excluding the addition of subscribers from the PageNet acquisition, as Arch's addition of advanced messaging subscribers is exceeded by its loss of basic paging subscribers.

   Service,  rental  and  maintenance  revenues,   which  consist  primarily  of
recurring revenues associated with the sale or lease of units, increased to $591.4 million, a 59.3% increase, in 1999 from $371.2 million in 1998. These increases in revenues were due primarily to the net increase in the number of units in service from 4.3 million at December 31, 1998 to 6.9 million at December 31, 1999. This net increase in units was due to the acquisition of MobileMedia on June 3, 1999, offset by a net decrease of 89,000 units in service. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in 1999 and 1998. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $15.5 million, a 23.6% increase, in 1999 from $12.5 million in 1998, respectively, as a result of the MobileMedia acquisition.

   Service,  rental  and  maintenance  expenses,   which  consist  primarily  of
telephone, third party carrier fees and site rental expenses, increased to $132.4 million, 21.8% of net revenues, in 1999 from $80.8 million, 21.1% of net revenues, in 1998. The increase was due primarily to increased expenses associated with the provision of wireless communications services to a greater number of units due to the MobileMedia acquisition. Annualized service, rental and maintenance expenses per unit increased to $23 in 1999 from $20 in 1998. This increase was due primarily to the increase in wireless messaging systems and associated expenses as a result of the MobileMedia merger. However, the per unit costs should decrease in the future if expected synergies are achieved and as existing systems become more populated through the addition of new units and the fixed costs of operating these systems are spread over a larger unit base.

   Selling expenses increased to $84.2 million, 13.9% of net revenues, in 1999 from $49.1 million, 12.8% of net revenues, in 1998. The increase in absolute dollars was primarily due to increased headcount and the increase as a percentage of net revenues was primarily due to redundant headcount as a result of the MobileMedia merger.

   General and administrative expenses increased to $180.7 million, 29.8% of net revenues, in 1999 from $112.2 million, 29.2% of net revenues, in 1998. The increase in absolute dollars was due primarily to increased headcount, administrative and facility costs and the increase as a percentage of net revenues was primarily due to the redundant headcount, administrative and facility costs associated with MobileMedia.

   Depreciation and amortization expenses increased to $308.5 million in 1999 from $220.2 million in 1998. The increase in these expenses principally reflected the acquisition of MobileMedia. Additionally, depreciation expense in 1999 included the write-off of approximately $7.1 million of costs associated with the development of an integrated billing and management system. Arch decided to discontinue further development of that system due to the capabilities of the system acquired through the MobileMedia merger.

   Operating losses were $96.8 million in 1999 compared to $93.3 million in 1998, as a result of the factors outlined above.

   Net interest expense increased to $98.6 million in 1999 from $64.5 million in 1998. The increase was principally attributable to an increase in Arch's outstanding debt due to the MobileMedia acquisition.

   Other expense increased to $45.1 million in 1999 from $2.0 million in 1998. Other expense in 1999 included:

   o $6.5 million for a write-off of Arch's entire investment in CONXUS Communications, Inc., a holder of send and receive messaging licenses. CONXUS filed for bankruptcy protection in May 1999.

   o a $35.8 million write-off of Arch's investment in Benbow PCS Ventures, Inc. another holder of send and receive messaging licenses. In June 1999, Arch, Benbow and Benbow's controlling shareholder agreed to terminate their business relationship and wind-up Benbow's business.

   In June 1998, Arch recognized an extraordinary charge of $1.7 million representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under prior credit facilities.

   On January 1, 1999, Arch adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 resulted in a $3.4 million charge which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs which had been deferred in prior years.

   Net loss increased to $247.1 million in 1999 from $167.1 million in 1998, as a result of the factors outlined above.


FACTORS AFFECTING FUTURE OPERATING RESULTS

Continued losses are likely

   Arch has reported net losses in the past, as has MobileMedia. Arch expects that it will continue to report net losses and cannot give any assurance about when, if ever, it is likely to attain profitability.

   Arch has reported net losses in all of the periods shown in the table below:

                                      Year Ended December 31,
                                   -----------------------------
                                     1997       1998      1999
                                     ----       ----      ----
                                        (dollars in millions)
   Net income (loss):
      Arch..................       $(146.6)   $(167.1)   $(247.1)
      MobileMedia...........       $(124.6)   $  35.6    $ 387.3 (1)

     (1) Through Arch's acquisition of MobileMedia on June 3, 1999

   These historical net losses have resulted principally from substantial depreciation and amortization expense, primarily related to intangible assets and messaging device depreciation, interest expense, the impairment of long-lived assets, other costs of growth. MobileMedia had net income of $35.6 million during the year ended December 31, 1998 solely because of a $94.2 million gain on the sale of transmission towers and related equipment and net income of $387.3 million for the period ended June 3, 1999 due to the forgiveness of debt arising out of MobileMedia's bankruptcy proceedings. After giving effect to the MobileMedia acquisition, Arch would have incurred, on a pro forma basis, losses before extraordinary items and cumulative effect of accounting change of $154.2 million for the year ended December 31, 1998 and $271.1 million for the year ended December 31, 1999.

Declines in units in service are likely

   Cancellation of units in service can significantly affect the results of operations of wireless communications service providers. The sales and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Because the wireless communications business is characterized by high fixed costs, cancellations directly and adversely affect earnings before interest, taxes, depreciation and amortization. In 1999, Arch experienced a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition. Arch believes that the basic paging industry did not grow during 1999, that demand for basic paging services will decline in 2000 and the following years and that any significant future growth in the paging industry will be attributable to advanced messaging services, such as send and receive and guaranteed receipt paging services. As a result, Arch believes that it will experience a net decline in the number of its units in service in 2000, excluding the addition of subscribers from the PageNet acquisition, as Arch's addition of advanced messaging subscribers is exceeded by its loss of basic paging subscribers.

Revenues and operating results may fluctuate, leading to fluctuations in trading prices and possible liquidity problems

   Arch believes that future fluctuations in its revenues and operating results may occur due to many factors. Arch's current and planned expenses and debt repayment levels are, to a large extent, fixed in the short term, and are based in part on its expectations as to future revenues and cash flow growth. Arch may be unable to adjust spending in a timely manner to compensate for any revenue or cash flow shortfall. It is possible that, due to future fluctuations, Arch's revenue, cash flow or operating results may not meet the expectations of securities analysts or investors. This may have a material adverse effect on the price of Arch's common stock. If shortfalls were to cause Arch not to meet the financial covenants contained in its debt instruments, the debtholders could declare a default and seek immediate repayment. In the worst case, if Arch lacked funds to repay its debt, it could file for bankruptcy protection.

High degree of leverage may continue to burden operations

   Arch has been highly leveraged, and will remain substantially leveraged following the PageNet merger. The following table compares the total debt, total assets and latest three-month annualized adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of Arch at or as of December 31, 1999.

                                                  (dollars in millions)
   Total debt..........................                $   932.2
   Total assets........................                $ 1,345.1
   Annualized adjusted EBITDA..........                $   266.3

   Adjusted EBITDA is not a measure defined in GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies.

   Substantial leverage may have the following adverse consequences for Arch:

   o This leverage may impair Arch's ability to obtain additional financing necessary for acquisitions, working capital, capital expenditures or other purposes on acceptable terms, if at all.

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

   o Arch may be more highly leveraged than some of its competitors in the wireless communications industry, and this may place it at a competitive disadvantage.

   o Any degree of leverage will make Arch more vulnerable to a downturn in its business or the economy generally than if it were not as leveraged.

Arch may not be able to reduce its financial leverage as it intends, and may not be able to achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in adjusted EBITDA, it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing or future debt instruments.

Growth and acquisition strategy

   Arch believes that the wireless communications industry has experienced, and will continue to experience, consolidation due to factors that favor larger, multi-market companies, including: o the ability to obtain additional radio spectrum; o greater access to capital markets and lower costs of capital; o broader geographic coverage of wireless messaging systems; o economies of scale in the purchase of capital equipment; o operating efficiencies; and o enhanced access to executive personnel.

   Arch has pursued, and intends to continue to pursue, acquisitions of wireless communications businesses as a key component of its growth strategy. However, the process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of Arch's management. No assurance can be given that suitable acquisitions can be identified, financed and completed on acceptable terms, or that any future acquisitions by Arch will be successful.

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

Amortization charges from the PageNet merger and the earlier MobileMedia acquisition may reduce Arch's earnings sooner than management expects

   Under purchase accounting treatment for the pending PageNet merger and the acquisition of MobileMedia Communications, Inc. in June 1999, Arch must record a substantial amount of goodwill and other intangible assets. This will result in substantial amortization charges to the consolidated income of Arch over the useful lives of those assets. Arch estimates the amount of those charges will total approximately $57.0 million per year for ten years. However, actual charges in the early years could adversely affect reported results of operations more than is currently anticipated if the underlying assets are impaired or if the useful lives of the assets are less than currently estimated.

The PageNet merger may not take place. If it does not take place, Arch will incur substantial costs and its investors will not enjoy the anticipated benefits of the merger

   The PageNet merger will not take place unless many conditions are satisfied or waived. These conditions include stockholder and noteholder approvals, governmental approvals and the availability of senior credit facilities. If the PageNet merger does not take place, the contemplated benefits of the merger will not be realized, and Arch will not enjoy the anticipated benefits of the merger despite incurring substantial transaction costs. If the PageNet merger agreement is terminated after Arch pursues an alternative offer, Arch may be required to pay a termination fee of $40.0 million.

Arch may need additional capital to expand its business which could be difficult to obtain

     Arch's business strategy requires substantial funds to be available to finance the continued development and future growth and expansion of its operations, including possible acquisitions. Arch's future capital requirements will depend on factors that include:

   o  subscriber growth;

   o the type of wireless communications devices and services demanded by customers;

   o  technological developments;

   o  marketing and sales expenses;

   o  competitive conditions;

   o the nature and timing of Arch's narrowband personal communications service strategy; and

   o  acquisition strategies and opportunities.

Arch cannot be certain that additional equity or debt financing will be available to Arch when needed on acceptable terms, if at all. If sufficient financing is unavailable when needed, Arch may be unable to develop or enhance its products, take advantage of future opportunities, grow its business or respond to competitive pressures or unanticipated needs.

Competition and technological change may undermine Arch's market position and adversely affect its results of operations

   Arch may not be able to compete successfully with current and future competitors in the wireless communications business or with competitors offering alternative communication technologies. In particular:

   Competition may intensify from large companies and may reduce Arch's revenues and operating margins

      Arch may face significant additional competition in the future. This could have a material adverse effect on its revenues and earnings before interest, taxes, depreciation and amortization. Some competitors possess greater financial, technical and other resources than those of Arch. Increased competition from broadband personal communications service providers, cellular providers, digital specialized mobile radio providers, dedicated data networks and wireless information delivery service providers has led to competition from increasingly larger and better capitalized competitors. In addition, Arch competes with the many other providers of paging and advanced messaging services. If any of such competitors were to devote additional resources to the wireless communications business or focus on Arch's historical business segments, they could secure Arch's customers and reduce demand for its products. This could materially reduce Arch's revenue and operating margins.

   New send and receive wireless messaging technology may adversely affect Arch's competitive position

      Competitors are currently using and developing a variety of send and receive wireless messaging technologies. Arch currently resells such send and receive services over the network of a competitor. Due to the relatively recent availability of send and receive messaging products and services, there have not yet been sales which would be sufficient to fully indicate a proven demand for such services among business or consumer subscribers. Such services will compete with other available methods of telecommunications, including cellular and broadband personal communications services, which are commonly referred to as PCS, as well as specialized mobile radio, services and services provided over dedicated data networks which use hand-held devices to send and receive data. Although these services are primarily focused on send and receive voice communications, they may include wireless messaging as an adjunct service or may replace the need for send and receive messaging entirely. It is less expensive for an end user to obtain a cellular or PCS unit with data capability than the send and receive messaging units currently available. This is because the nationwide cellular and PCS carriers have subsidized the purchase of these units and because prices for broadband services have been declining rapidly, making the two types of services and product offerings more comparable.

      Future technological advances in the telecommunications industry, including these send and receive messaging technologies, as well as wireless information and machine to machine and machine to person messaging, among others, could increase the number and type of new services or products which compete with the wireless messaging services historically offered by Arch. Firms seeking to provide wireless communications through these and other technologies may bring their products to market faster or in packages of products that consumers find more valuable than those which Arch proposes to provide.

      All of these factors could reduce Arch's market share and adversely affect its revenues and operating margins.

Obsolescence in company-owned units may impose additional costs on Arch

   Technological change may also adversely affect the value of the units owned by Arch that are leased to its subscribers. If Arch's current subscribers request more technologically advanced units, including send and receive units, Arch could incur additional inventory costs and capital expenditures if required to replace units leased to its subscribers within a short period of time. Such additional costs or capital expenditures could have a material adverse effect on Arch's results of operations.

Government regulation may burden operations

   Licenses may not be automatically renewed

      Arch's Federal Communications Commission paging licenses are for varying terms of up to 10 years. When the licenses expire, renewal applications must be approved by the Federal Communications Commission. To date, the Federal Communications Commission has approved each assignment and transfer of control for which Arch has sought approval but, no assurance can be given that any future renewal applications will be free of challenge or will be granted by the Federal Communications Commission. Loss of licenses would impair Arch's operations.

   Regulatory changes could add burdens or benefit competing technologies

      The Federal Communications Commission continually reviews and revises its rules affecting wireless communications companies. Therefore, regulatory requirements that apply to Arch may change significantly over time.

Because Arch depends on third parties, that it does not control, for products and services, Arch's operations may be disrupted

   Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. and NEC America Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. and Motorola for sufficient terminals and transmitters to meet its expansion and replacement requirements. Significant delays in obtaining equipment, terminals or transmitters, such as MobileMedia experienced before its bankruptcy filing, could lead to disruptions in operations and adverse financial consequences. Motorola has announced its intention to discontinue manufacturing transmitters and other paging infrastructure during 2000, although it will continue to maintain and service existing infrastructure into the future. Arch's purchase agreement with Motorola expires on March 17, 2001. There can be no assurance that the agreement with Motorola will be renewed or, if renewed, that the renewed agreement will be on terms and conditions as favorable to the combined company as those under the current agreement.

   Arch relies on third parties to provide satellite transmission for some aspects of its wireless communications services. To the extent there are satellite outages or if satellite coverage is impaired in other ways, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect due to customer complaints.

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

Restrictions under debt instruments may prevent Arch from taking actions which its board considers beneficial

   Various debt instruments impose operating and financial restrictions on Arch. Arch's senior credit facility requires various Arch operating subsidiaries to maintain specified financial ratios, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum debt service coverage ratio and a minimum fixed charge coverage ratio. The senior credit facility was amended and restated on March 23, 2000 to permit the PageNet merger and includes a restriction on capital expenditures and a minimum revenue test. In addition, the senior credit facility limits or restricts, among other things, Arch's operating subsidiaries' ability to:

   o  declare dividends or repurchase capital stock;

   o  incur or pay back indebtedness;

   o  engage in mergers, consolidations, acquisitions and asset sales; or

   o  alter its lines of business or accounting methods.

   Arch's ability to comply with such covenants may be affected by events beyond its control, including prevailing economic and financial conditions. A breach of any of these covenants could result in a default under the senior credit facility and/or other debt instruments. Upon the occurrence of an event of default, the creditors could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest. If Arch were unable to repay any such amounts, the senior creditors could proceed against any collateral securing the indebtedness. If the lenders under the senior credit facility or other debt instruments accelerated the payment of such indebtedness, there can be no assurance that the assets of Arch would be sufficient to repay in full such indebtedness and other indebtedness of Arch. In addition, because the senior credit facility and other debt instruments limit Arch's ability to engage in some types of transactions, Arch may be prohibited from entering into transactions that could be beneficial to Arch.

RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch intends to adopt this standard effective January 1, 2001. Arch has not yet quantified the impact of adopting SFAS No. 133 on its financial statements; however, adopting SFAS No. 133 could increase volatility in earnings and other comprehensive income.

   The Securities and Exchange  Commission  released Staff  Accounting  Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter of fiscal 2000. Arch does not expect SAB 101 to have a material impact on its results of operations upon adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The majority of Arch's long-term debt is subject to fixed rates of interest or interest rate protection. In the event that the interest rate on Arch's non-fixed rate debt fluctuates by 10% in either direction, Arch believes the impact on its results of operations would be immaterial. Arch transacts infrequently in foreign currency and therefore is not exposed to significant foreign currency market risk.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements

          Consolidated Balance Sheets as of December 31, 1998 and 1999

          Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 1999

          Consolidated  Statements of Stockholder's Equity for Each of the Three
            Years in the Period Ended December 31, 1999

          Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1999

          Notes to Consolidated Financial Statements

(a) (2)   Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed  during the three  months  ended
            December 31, 1999.

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

                                        ARCH COMMUNICATIONS, INC.


                                        By: /s/ C. Edward Baker, Jr.
                                           -------------------------
                                             C. Edward Baker, Jr.
                                             Chairman of the Board and Chief
                                             Executive Officer
     March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Edward Baker, Jr.    Chairman of the Board and Chief      March 29, 2000
-------------------------   Executive Officer (principal
C. Edward Baker, Jr.        executive officer)


/s/ John B. Saynor          Executive Vice President, Director   March 29, 2000
-------------------------
John B. Saynor


/s/ J. Roy Pottle           Executive Vice President and         March 29, 2000
-------------------------   Chief Financial Officer (principal
J. Roy Pottle               financial officer and principal
                            accounting officer)

/s/ R. Schorr Berman        Director                             March 29, 2000
-------------------------
R. Schorr Berman


/s/ Edwin M. Banks          Director                             March 29, 2000
-------------------------
Edwin M. Banks


/s/ James S. Hughes         Director                             March 29, 2000
-------------------------
James S. Hughes


 /s/ John Kornreich         Director                             March 29, 2000
-------------------------
John Kornreich


/s/ H. Sean Mathis          Director                             March 29, 2000
-------------------------
H. Sean Mathis


/s/ Allan L. Rayfield       Director                             March 29, 2000
-------------------------
Allan L. Rayfield


/s/ John A. Shane           Director                             March 29, 2000
-------------------------
John A. Shane

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Report of Independent Public Accountants.................................   F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999 ............   F-3

Consolidated Statements of Operations for Each of the Three
Years in the Period Ended December 31, 1999..............................   F-4

Consolidated Statements of Stockholder's Equity for Each of
the Three Years in the Period Ended December 31, 1999....................   F-5

Consolidated Statements of Cash Flows for Each of the Three
Years in the Period Ended December 31, 1999..............................   F-6

Notes to Consolidated Financial Statements...............................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Arch Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Arch Communications, Inc., a wholly-owned subsidiary of Arch Communications Group, Inc. (a Delaware corporation) (the "Company") and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Communications, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 16, 2000

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                    December 31,
                                                                            ---------------------------
                                                                                1998          1999
                                                                            ------------   ------------
                                   ASSETS
   Current assets:
      Cash and cash equivalents ..........................................   $        22    $     2,381
      Accounts receivable (less reserves of $6,583 and $16,473 in 1998 and
        1999, respectively) ..............................................        30,753         61,167
      Inventories ........................................................        10,319          9,101
      Prepaid expenses and other .........................................         8,007         11,874
                                                                             -----------    -----------
        Total current assets .............................................        49,101         84,523
                                                                             -----------    -----------
   Property and equipment, at cost:
      Land, buildings and improvements ...................................        10,480         20,503
      Messaging and computer equipment ...................................       400,312        667,820
      Furniture, fixtures and vehicles ...................................        17,381         26,321
                                                                             -----------    -----------
                                                                                 428,173        714,644
      Less accumulated depreciation and amortization .....................       209,128        314,445
                                                                             -----------    -----------
      Property and equipment, net ........................................       219,045        400,199
                                                                             -----------    -----------
      Intangible and other assets (less accumulated amortization of
        $368,903 and $511,006 in 1998 and 1999, respectively) ............       626,439        860,424
                                                                             -----------    -----------
                                                                             $   894,585    $ 1,345,146
                                                                             ===========    ===========
                     LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
      Current maturities of long-term debt ...............................   $     1,250    $     8,060
      Accounts payable ...................................................        25,683         30,016
      Accrued restructuring charges ......................................        11,909         17,111
      Accrued expenses ...................................................        11,689         43,629
      Accrued interest ...................................................        20,922         30,267
      Customer deposits ..................................................         4,528          7,526
      Deferred revenue ...................................................        10,958         28,175
                                                                             -----------    -----------
        Total current liabilities ........................................        86,939        164,784
                                                                             -----------    -----------
   Long-term debt, less current maturities ...............................       618,354        924,132
                                                                             -----------    -----------
   Other long-term liabilities ...........................................        29,510         83,285
                                                                             -----------    -----------
   Commitments and contingencies
   Stockholder's equity:
      Common stock--$.01 par value, authorized 1,000 shares, issued and
        outstanding: 849 shares in 1998 and 1999 .........................          --             --
      Additional paid-in capital .........................................       642,406        902,621
      Accumulated deficit ................................................      (482,624)      (729,676)
                                                                             -----------    -----------
        Total stockholder's equity .......................................       159,782        172,945
                                                                             -----------    -----------
                                                                             $   894,585    $ 1,345,146
                                                                             ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                               Years Ended December 31,
                                                         -----------------------------------
                                                            1997         1998         1999
                                                         ---------    ---------    ---------
   Service, rental and maintenance revenues ..........   $ 351,944    $ 371,154    $ 591,389
   Product sales .....................................      44,897       42,481       50,435
                                                         ---------    ---------    ---------
        Total revenues ...............................     396,841      413,635      641,824
   Cost of products sold .............................     (29,158)     (29,953)     (34,954)
                                                         ---------    ---------    ---------
                                                           367,683      383,682      606,870
                                                         ---------    ---------    ---------
   Operating expenses:
     Service, rental and maintenance .................      79,836       80,782      132,400
     Selling .........................................      51,474       49,132       84,249
     General and administrative ......................     106,041      112,181      180,726
     Depreciation and amortization ...................     231,376      220,172      308,464
     Restructuring charge ............................        --         14,700       (2,200)
                                                         ---------    ---------    ---------
        Total operating expenses .....................     468,727      476,967      703,639
                                                         ---------    ---------    ---------
   Operating income (loss) ...........................    (101,044)     (93,285)     (96,769)
   Interest expense ..................................     (62,099)     (66,143)    (100,466)
   Interest income ...................................         796        1,685        1,825
   Other expense .....................................      (1,581)      (1,951)     (45,081)
   Equity in loss of affiliate .......................      (3,872)      (5,689)      (3,200)
                                                         ---------    ---------    ---------
   Income (loss) before income tax benefit,
     extraordinary items and accounting change .......    (167,800)    (165,383)    (243,691)
   Benefit from income taxes .........................      21,172         --           --
                                                         ---------    ---------    ---------
   Income (loss) before extraordinary items and
     accounting change ...............................    (146,628)    (165,383)    (243,691)
   Extraordinary gain (loss) from early extinguishment
     of debt .........................................        --         (1,720)        --
   Cumulative effect of accounting change ............        --           --         (3,361)
   ---------------------------------------------------   ---------    ---------    ---------

   Net income (loss) .................................   $(146,628)   $(167,103)   $(247,052)
                                                         =========    =========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (in thousands, except share amounts)

                                                                   Additional                  Total
                                                           Common   Paid-in    Accumulated  Stockholder's
                                                            Stock   Capital      Deficit      Equity
                                                            -----   -------      -------      ------
Balance, December 31, 1996.............................     $ --   $ 620,740    $(168,893)   $ 451,847
   Distribution to Arch Communications Group, Inc......       --      (3,177)          --       (3,177)
   Net loss............................................       --          --     (146,628)    (146,628)
                                                            ----   ---------    ---------    ---------
Balance, December 31, 1997.............................       --     617,563     (315,521)     302,042
   Capital contribution from Arch Communications
     Group, Inc........................................       --      24,843           --       24,843
   Net loss............................................       --          --     (167,103)    (167,103)
                                                            ----   ---------    ---------    ---------
Balance, December 31, 1998.............................       --     642,406     (482,624)     159,782
   Capital contribution from Arch Communications
     Group, Inc........................................       --     260,215           --      260,215
   Net loss............................................       --          --     (247,052)    (247,052)
                                                            ----   ---------    ---------    ---------
Balance, December 31, 1999.............................     $ --   $ 902,621    $(729,676)   $ 172,945
                                                            ====   =========    =========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Years Ended December 31,
                                                              -----------------------------------
                                                                 1997         1998         1999
                                                              ---------    ---------    ---------
   Cash flows from operating activities:
     Net income (loss) ....................................   $(146,628)   $(167,103)   $(247,052)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Depreciation and amortization .....................     231,376      220,172      308,464
        Deferred income tax benefit .......................     (21,172)        --           --
        Extraordinary loss from early extinguishment of debt       --          1,720         --
        Cumulative effect of accounting change ............        --           --          3,361
        Equity in loss of affiliate .......................       3,872        5,689        3,200
        Accretion of discount on senior notes .............        --            141          864
        Gain on Tower Site Sale ...........................        --         (1,859)      (1,871)
        Write-off of N-PCS investments ....................        --           --         37,498
        Accounts receivable loss provision ................       7,181        8,545       15,265
        Changes in assets and liabilities, net of effect
           from acquisition of company:
           Accounts receivable ............................     (11,984)      (9,151)     (18,369)
           Inventories ....................................      (2,394)       2,314        1,728
           Prepaid expenses and other .....................        (386)      (3,090)       7,000
           Accounts payable and accrued expenses ..........       3,683       24,649       (2,938)
           Customer deposits and deferred revenue .........       1,058          549       (7,554)
           Other long-term liabilities ....................        --          1,634          909
                                                              ---------    ---------    ---------
   Net cash provided by operating activities ..............      64,606       84,210      100,505
                                                              ---------    ---------    ---------
   Cash flows from investing activities:
     Additions to property and equipment, net .............     (87,868)     (79,249)     (95,208)
     Additions to intangible and other assets .............     (14,899)     (33,935)     (18,443)
     Net proceeds from tower site sale ....................        --         30,316        3,046
     Acquisition of company, net of cash acquired .........        --           --       (516,561)
                                                              ---------    ---------    ---------
   Net cash used for investing activities .................    (102,767)     (82,868)    (627,166)
                                                              ---------    ---------    ---------
   Cash flows from financing activities:
     Issuance of long-term debt ...........................      91,000      460,964      473,783
     Repayment of long-term debt ..........................     (49,046)    (489,014)    (162,059)
     Capital contribution from (distribution to) Arch
        Communications Group, Inc. ........................      (3,177)      24,843      217,296
                                                              ---------    ---------    ---------
   Net cash provided by (used in) financing activities ....      38,777       (3,207)     529,020
                                                              ---------    ---------    ---------
   Net (decrease) increase in cash and cash equivalents ...         616       (1,865)       2,359
   Cash and cash equivalents, beginning of period .........       1,271        1,887           22
                                                              ---------    ---------    ---------
   Cash and cash equivalents, end of period ...............   $   1,887    $      22    $   2,381
                                                              =========    =========    =========
   Supplemental disclosure:
     Interest paid ........................................   $  61,322    $  56,249    $  90,249
                                                              =========    =========    =========
     Liabilities assumed in acquisition of company ........   $    --      $    --      $ 134,429
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

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Organization--Arch Communications, Inc. ("Arch" or the "Company") is a leading provider of wireless messaging services. Arch is a wholly-owned subsidiary of Arch Communications Group, Inc. ("Parent"). On June 29, 1998, Arch changed its name from USA Mobile Communications Inc. II to Arch Communications, Inc.

   Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenue Recognition--Arch recognizes revenue under rental and service agreements with customers as the related services are performed. Maintenance revenues and related costs are recognized ratably over the respective terms of the agreements. Sales of equipment are recognized upon delivery. Commissions are recognized as an expense when incurred. The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in
Financial Statements", on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter of fiscal 2000. Arch does not expect SAB 101 to have a material impact on its results of operations upon adoption.

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

   Inventories--Inventories consist of new messaging devices which are held primarily for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

   Property and Equipment--Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the first-in, first-out method. Property and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

                                                             Estimated
   Asset Classification                                     Useful Life
   --------------------                                     -----------
   Buildings and improvements..........................      20 Years
   Leasehold improvements..............................     Lease Term
   Messaging devices...................................       3 Years
   Messaging and computer equipment....................      5-8 Years
   Furniture and fixtures..............................      5-8 Years
   Vehicles............................................       3 Years

        Depreciation and amortization expense related to property and equipment totaled $108.0 million, $101.1 million and $144.9 million for the years ended December 31, 1997, 1998 and 1999, respectively.

   Intangible and Other Assets--Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                               December 31,
                                                              1998      1999
                                                              ----      ----

   Purchased Federal Communications Commission licenses     $256,519  $354,246
   Goodwill............................................      271,808   249,010
   Purchased subscriber lists..........................       56,825   239,114
   Deferred financing costs............................       13,983    12,796
   N-PCS investments...................................       17,847        --
   Other...............................................        9,457     5,258
                                                            --------  --------
                                                            $626,439  $860,424
                                                            ========  ========

   Amortization expense related to intangible and other assets totaled $123.4 million, $119.1 million and $163.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

   Subscriber lists, Federal Communications Commission licenses and goodwill are amortized over their estimated useful lives, ranging from five to ten years using the straight-line method. Non-competition agreements are amortized over the terms of the agreements using the straight-line method. Other assets consist of contract rights, organizational and Federal Communications Commission application and development costs which are amortized using the straight-line method over their estimated useful lives, not exceeding ten years.

   In April 1998, the Accounting Standards Executive Committee of the Financial Accounting Standards Board issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Development and start up costs include nonrecurring, direct costs incurred in the development and expansion of messaging systems. Arch adopted SOP 98-5 effective January 1, 1999. Initial application of SOP 98-5 resulted in a $3.4 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs, which had been deferred in prior years.

   Deferred financing costs incurred in connection with Arch's credit agreements (see Note 3) are being amortized over periods not to exceed the terms of the related agreements. As credit agreements are amended and restated, unamortized deferred financing costs are written off as an extraordinary charge. During 1998, a charge of $1.7 million was recognized in connection with the closing of a new credit facility.

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" Arch evaluates the recoverability of its carrying value of the Company's long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets as compared to the original estimates used in measuring the assets. To the extent impairment is identified, Arch reduces the carrying value of such impaired assets. To date, Arch has not had any such impairments except as described below.

   N-PCS Investments--In connection with Arch's May 1996 acquisition of Westlink Holdings, Inc., Arch acquired Westlink's 49.9% share of the capital stock of Benbow PCS Ventures, Inc. Benbow holds exclusive rights to a 50kHz outbound/12.5kHz inbound narrowband personal communications services license in each of the five regions of the United States. Arch was formerly obligated to advance Benbow sufficient funds to service debt obligations incurred by Benbow in connection with its acquisition of its narrowband personal communications services licenses and to finance construction of a narrowband personal communications services system unless funds were available to Benbow from other sources. This obligation was subject to the approval of Arch's designee on Benbow's board of directors. Arch's investment in Benbow was accounted for under the equity method whereby Arch's share of Benbow's losses, since the acquisition date of Westlink, are recognized in Arch's accompanying consolidated statements of operations under the caption equity in loss of affiliate.

   In June 1999, Arch, Benbow and Benbow's controlling stockholder, agreed that:

   o the shareholders agreement, the management agreement and the employment agreement governing the establishment and operation of Benbow will be terminated;

   o Benbow will not make any further Federal Communications Commission payments and will not pursue construction of an narrowband personal communications services system;

   o Arch will not be obligated to fund Federal Communications Commission payments or construction of a narrowband personal communications services system by Benbow;

   o the parties will seek Federal Communications Commission approval of the forgiveness of Benbow's remaining payment obligations and the transfer of the controlling stockholder's equity interest in Benbow to Arch;

   o the closing of the transaction will occur on the earlier of January 23, 2001 or receipt of Federal Communications Commission approval;

   o Arch will pay the controlling stockholder, in installments, an aggregate amount of $3.5 million (if the transaction closes before January 23, 2001) or $3.8 million (if the transaction closes on January 23, 2001).

   As a result of these arrangements, Benbow will not have any meaningful business operations and is unlikely to retain its narrowband personal communications services licenses. Therefore, Arch has written off substantially all of its investment in Benbow in the amount of $8.2 million. Arch has also accrued the payment to the controlling stockholder of $3.8 million and legal and other expenses of approximately $1.0 million which is included in accrued expenses. In addition, Parent guaranteed Benbow's obligations in conjunction with Benbow's June 1998 purchase of the stock of PageCall. Since it is unlikely that Benbow will be able to meet these obligations and Parent is currently required to settle the obligation in its stock, Arch has recorded the issuance of $22.8 million of Parent's common stock as a capital contribution from Parent and as a charge to operations, to satisfy the obligation in April 2000.

   On November 8, 1994, CONXUS Communications, Inc. was successful in acquiring the rights to an interactive messaging license in five designated regions in the United States in the Federal Communications Commission narrowband wireless spectrum auction. On May 18, 1999, CONXUS filed for Chapter 11 protection in the U.S. Bankruptcy Court in Delaware, which case was converted to a case under Chapter 7 on August 17, 1999. In June 1999, Arch wrote-off its $6.5 million investment in CONXUS. On November 3, 1999, in order to document its disposition of any interest it has, if any, in CONXUS, Arch offered to transfer to CONXUS its shares in CONXUS for no consideration. Which was accepted by the Chapter 7 trustee on December 9, 1999.

   All of the above charges, totaling $42.3 million, are included in other expense in 1999 in the accompanying statement of operations.


   Fair Value of Financial Instruments--Arch's financial instruments, as defined under SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", include its cash, its debt financing and interest rate protection agreements. The fair value of cash is equal to the carrying value at December 31, 1998 and 1999.

   As discussed in Note 3, Arch's debt financing primarily consists of senior bank debt and fixed rate senior notes. Arch considers the fair value of senior bank debt to be equal to the carrying value since the related facilities bear a current market rate of interest. Arch's fixed rate senior notes are traded publicly. The following table depicts the fair value of the fixed rate senior notes based on the current market quote as of December 31, 1998 and 1999 (in thousands):

                                                          December 31, 1998     December 31, 1999
                                                         -------------------   -------------------
                                                         Carrying     Fair     Carrying     Fair
   Description                                            Value      Value      Value      Value
   -----------                                           --------   --------   --------   --------
   9 1/2% Senior Notes due 2004 ......................    125,000    112,500    125,000     95,000
   14% Senior Notes due 2004 .........................    100,000    103,000    100,000     83,000
   12 3/4% Senior Notes due 2007 .....................    127,604    127,604    127,887    101,030
   13 3/4% Senior Notes due 2008 .....................       --         --      140,365    113,685

   Arch had off-balance-sheet interest rate protection agreements consisting of interest rate swaps and interest rate caps with notional amounts of $265.0 million and $40.0 million, respectively, at December 31, 1998 and $107.0 million and $10.0 million, respectively, at December 31, 1999. The cost to terminate the outstanding interest rate swaps and interest rate caps at December 31, 1998 and 1999 would have been $6.4 million and $4.5 million, respectively. See Note 3.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch intends to adopt this standard effective January 1, 2001. Arch has not yet quantified the impact of adopting SFAS No. 133 on its financial statements; however, adopting SFAS No. 133 could increase volatility in earnings and other comprehensive income.

   Reclassifications--Certain amounts of prior periods were reclassified to conform with the 1999 presentation.

2. ACQUISITIONS

   On June 3, 1999 Arch completed its acquisition of MobileMedia Communications, Inc. for $671.1 million, consisting of cash paid of $516.6 million, including direct transaction costs, 4,781,656 shares of Parent common stock valued at $20.1 million and the assumption of liabilities of $134.4 million. The cash payments were financed through the issuance of approximately 36.2 million shares of Parent common stock in a rights offering for $6.00 per share, the issuance of $147.0 million principal amount of 13 3/4% senior notes due 2008 (see Note 3) and additional borrowings under the Company's credit facility.

   Parent issued to four unsecured creditors, who had agreed to act as standby purchasers and to purchase shares not purchased by other unsecured creditors in the rights offering, warrants to acquire 1,225,219 shares of its common stock on or before September 1, 2001 for $9.03 per share. The fair value of these warrants was determined to be immaterial.

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

   The liabilities assumed, referred to above, include an unfavorable lease accrual related to MobileMedia's rentals on communications towers which were in excess of market rental rates. This accrual amounted to approximately $52.9 million and is included in other long-term liabilities. This accrual will be amortized over the remaining lease term of 13 3/4 years. Concurrent with the consummation of the acquisition, Arch commenced the development of a plan to integrate the operations of MobileMedia. The liabilities assumed, referred to above, also includes a $14.5 million restructuring accrual to cover the costs to eliminate redundant headcount and facilities in connection with the overall integration of operations (see Note 9).

   The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been completed at the beginning of the period presented, or of results that may occur in the future.

                                                 Year Ended December 31,
                                                 ----------------------
                                                   1998            1999
                                                ---------       ---------
                                               (unaudited and in thousands)
   Revenues..................................   $ 854,862       $ 817,686
   Income (loss) before extraordinary item...    (154,203)       (271,093)
   Net income (loss).........................    (155,923)       (271,093)

   Pending Acquisition -- In November 1999, Parent signed a definitive agreement with Paging Network, Inc. (PageNet) pursuant to which PageNet will merge with a wholly-owned subsidiary of Arch. Each outstanding share of PageNet common stock will be converted into 0.1247 share of Parent common stock in the merger.

   Under the merger agreement, PageNet is required to make an exchange offer of PageNet common stock to holders of its outstanding 8.875% senior subordinated notes due 2006, its 10.125% senior subordinated notes due 2007 and its 10% senior subordinated notes due 2008 (collectively, the "PageNet Notes"), having an aggregate outstanding principal amount of $1.2 billion. Under the PageNet exchange offer, an aggregate of 616,830,757 shares of PageNet common stock, together with 68.9% of the equity interest in PageNet's subsidiary, Vast Solutions, would be exchanged for all of the PageNet Notes, in the aggregate. In connection with the Merger, PageNet would distribute to its stockholders (other than holders who received shares in the PageNet exchange offer), 11.6% of the equity interests in Vast Solutions. After the merger, PageNet would retain a 19.5% equity interest in Vast Solutions.

   Under the merger agreement Parent is required to make an exchange offer of up to 29,651,984 shares of its common stock (in the aggregate) for all of its 107/8% senior discount notes due 2008.

   Arch expects the merger, which has been approved by the boards of directors of Parent and PageNet, but is subject to regulatory review, shareholder approval, other third-party consents and the completion of the exchange offers and preferred stock conversion, to be completed in the second or third quarter of 2000. Each of the PageNet exchange offer and the Parent exchange offer is conditioned upon acceptance by the holders of 97.5% of the PageNet Notes and the Parent senior discount notes, respectively, subject to reduction under specified circumstances.

   The merger agreement provides that under certain circumstances a fee may be payable by Arch or PageNet upon termination of the agreement. These circumstances include withdrawal of the recommendation or approval of the merger agreement or the merger by the Parent or PageNet board of directors, the failure of shareholders or noteholders to approve the transaction or exchange followed by the making of an alternative proposal and Parent or PageNet entering into an agreement with a third party within 12 months of such termination, and PageNet's failure to file a prepackaged bankruptcy plan in certain circumstances. The termination fee payable by Arch or PageNet under the merger agreement is $40.0 million.

   The merger agreement provides that either party may terminate the agreement, without paying the above fee, if the merger is not consummated by June 30, 2000. This termination date is subject to extension for 90 days for regulatory approval and is subject to extension to as late as December 31, 2000 under certain circumstances where PageNet files for protection under the U.S. Bankruptcy Code.

3. LONG-TERM DEBT

   Long-term debt consisted of the following:

                                                  December 31,
                                                1998        1999
                                                ----        ----
                                                 (in thousands)
     Senior Bank Debt.....................   $ 267,000   $ 438,940
     9 1/2% Senior Notes due 2004.........     125,000     125,000
     14% Senior Notes due 2004............     100,000     100,000
     12 3/4% Senior Notes due 2007........     127,604     127,887
     13 3/4% Senior Notes due 2008........          --     140,365
                                             ---------   ---------
                                               619,604     932,192
     Less--Current maturities.............       1,250       8,060
                                             ---------   ---------
     Long-term debt.......................   $ 618,354   $ 924,132
                                             =========   =========

   Senior Bank Debt--The Company, through its operating subsidiary, Arch Paging, Inc. (API) has a senior credit facility in the current amount of $577.9 million consisting of (i) a $175.0 million reducing revolving tranche A facility, (ii) a $100.0 million tranche B term loan and (iii) a $302.9 million tranche C term loan.

   The tranche A facility will be reduced on a quarterly basis commencing on September 30, 2000 and will mature on June 30, 2005. The tranche B term loan will be amortized in quarterly installments commencing September 30, 2000, with an ultimate maturity date of June 30, 2005. The tranche C term loan began amortizing in annual installments on December 31, 1999, with an ultimate maturity date of June 30, 2006.

   API's obligations under the senior credit facility are secured by its pledge of its interests in certain of its operating subsidiaries. The senior credit facility is guaranteed by Parent and certain of Arch's operating subsidiaries. Parent's guarantee is secured by a pledge of Parent's stock and notes in Arch, and the guarantees of the operating subsidiaries are secured by a security interest in certain assets of those operating subsidiaries.

   Borrowings under the senior credit facility bear interest based on a reference rate equal to either the agent bank's alternate base rate or LIBOR, in each case plus a margin based on specified ratios of debt to annualized earnings before interest, taxes, depreciation and amortization (EBITDA).

   The senior credit facility requires payment of fees on the daily average amount available to be borrowed under the tranche A facility. These fees vary depending on specified ratios of total debt to annualized EBITDA.

   The senior credit facility requires that at least 50% of total Arch debt, including outstanding borrowings under the senior credit facility, be subject to a fixed interest rate or interest rate protection agreements. Entering into interest rate protection agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. In the event of nonperformance by the counterparty to these interest rate protection agreements, Arch would be subject to the prevailing interest rates specified in the senior credit facility.

   Under the interest rate swap agreements, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the quarterly reset dates specified by the terms of the contracts. No interest rate swaps on the senior credit facility were outstanding at December 31, 1999. At December 31, 1998, the Company had a net payable of $47,000, on the interest rate swaps.

   The interest rate cap agreements will pay the Company the difference between LIBOR and the cap level if LIBOR exceeds the cap levels at any of the quarterly reset dates. If LIBOR remains below the cap level, no payment is made to the Company. The total notional amount of the interest rate cap agreements was $10.0 million with a cap level of 8% at December 31, 1999. The transaction fees for these instruments are being amortized over the terms of the agreements.

   The senior credit facility contains restrictions that limit, among other things, Arch's operating subsidiaries' ability to:

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

   o  alter its lines of business or accounting methods.

   In addition, the senior credit facility requires Arch and its subsidiaries to meet certain financial covenants, including ratios of EBITDA to fixed charges, EBITDA to debt service, EBITDA to interest service and total indebtedness to EBITDA. As of December 31, 1999, Arch and its operating subsidiaries were in compliance with the covenants of the senior credit facility.

   As of December 31, 1999, $438.9 million was outstanding and $139.0 million was available under the senior credit facility. At December 31, 1999, such advances bore interest at an average annual rate of 11.62%.

   Senior Notes--On June 3, 1999, Arch received the proceeds of an offering of $147.0 million principal amount at maturity of 13 3/4% senior notes due 2008. The 13 3/4% notes were sold at an initial price to investors of 95.091% for proceeds of $139.8 million less offering expenses of $5.2 million. The 13 3/4% notes mature on April 15, 2008 and bear interest at a rate of 13 3/4% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 1999.

     Interest on the 13 3/4% notes, the 12 3/4% senior notes due 2007, the 14% senior notes due 2004 and the 9 1/2% senior notes due 2004 (collectively, the "Senior Notes") is payable semiannually. The Senior Notes contain certain restrictive and financial covenants, which, among other things, limit the ability of Parent or Arch to:
   o  incur additional indebtedness;
   o  pay dividends;
   o  grant liens on its assets;
   o  sell assets; o enter into transactions with related parties;
   o  merge, consolidate or transfer substantially all of its assets;
   o  redeem capital stock or subordinated debt;
   o  make certain investments.

   Arch has entered into interest rate swap agreements in connection with the 14% Notes. Under the interest rate swap agreements, Arch has effectively reduced the interest rate on the 14% Notes from 14% to the fixed swap rate of 9.45%. In the event of nonperformance by the counterparty to these interest rate protection agreements, Arch would be subject to the 14% interest rate specified on the notes. As of December 31, 1999, Arch had received $6.8 million in excess of the amounts paid under the swap agreements, which is included in other long-term liabilities in the accompanying balance sheet.

   Maturities of Debt--Scheduled long-term debt maturities at December 31, 1999 are as follows (in thousands):


   Year Ending December 31,
   ------------------------
   2000.............................     $     8,060
   2001.............................          15,560
   2002.............................          20,560
   2003.............................          25,560
   2004.............................         274,060
   Thereafter.......................         588,392
                                         -----------
                                         $   932,192
                                         ===========

4. INCOME TAXES

   Arch  accounts  for  income  taxes  under  the  provisions  of SFAS  No.  109
"Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws

   The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets at December 31, 1998 and 1999 are as follows (in thousands):

                                                   1998        1999
                                                   ----        ----
   Deferred tax assets.....................   $ 179,484   $ 312,527
   Deferred tax liabilities................     (67,652)    (41,617)
                                              ---------   ---------
                                                111,832     270,910
   Valuation allowance.....................    (111,832)   (270,910)
                                              ---------   ---------
                                              $      --   $      --
                                              =========   =========

   The approximate effect of each type of temporary difference and carryforward at December 31, 1998 and 1999 is summarized as follows (in thousands):

                                                 1998        1999
                                                 ----        ----
   Net operating losses....................   $ 128,213   $ 174,588
   Intangibles and other assets............     (62,084)     36,029
   Depreciation of property and equipment..      39,941      42,703
   Accruals and reserves...................       5,762      17,590
                                              ---------   ---------
                                                111,832     270,910
   Valuation allowance.....................    (111,832)   (270,910)
                                              ---------   ---------
                                              $      --   $      --
                                              =========   =========

   The effective income tax rate differs from the statutory federal tax rate primarily due to the nondeductibility of goodwill amortization and the inability to recognize the benefit of current net operating loss (NOL) carryforwards. The NOL carryforwards expire at various dates through 2014. The Internal Revenue Code contains provisions that may limit the NOL carryforwards available to be used in any given year if certain events occur, including significant changes in ownership, as defined.

   The Company has established a valuation reserve against its net deferred tax asset until it becomes more likely than not that this asset will be realized in the foreseeable future. Of the valuation allowance at December 31, 1999, approximately $60.3 million will be recorded to goodwill when realized.

5. COMMITMENTS AND CONTINGENCIES

   In the ordinary course of business, the Company and its subsidiaries are defendants in a variety of judicial proceedings. In the opinion of management, there is no proceeding pending, or to the knowledge of management threatened, which, in the event of an adverse decision, would result in a material adverse change in the financial condition of the Company.

     Arch has operating leases for office and transmitting sites with lease terms ranging from one month to approximately fifty years. In most cases, Arch expects that, in the normal course of business, leases will be renewed or replaced by other leases.

   Future minimum lease payments under noncancellable operating leases at December 31, 1999 are as follows (in thousands):

   Year Ending December 31,
   ------------------------
   2000......................................................    $   51,091
   2001......................................................        42,611
   2002......................................................        35,957
   2003......................................................        29,457
   2004......................................................        22,969
   Thereafter................................................       143,426
                                                                 ----------
       Total.................................................    $  325,511
                                                                 ==========

   Total rent expense under operating leases for the years ended December 31, 1997, 1998 and 1999 approximated $19.8 million, $19.6 million and $48.3 million, respectively.

6. EMPLOYEE BENEFIT PLANS

   Retirement Savings Plans--Arch has retirement savings plans, qualifying under
Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. Under the plans, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. The plans provide for employer matching contributions. Matching contributions for the years ended December 31, 1997,

1998 and 1999 approximated $302,000, $278,000 and $960,000, respectively.

   Stock Options--Employees of Arch are eligible to be granted options under Parent's stock option plans which provide for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase Parent common stock. Incentive stock options are granted at exercise prices not less than the fair market value on the date of grant. Options generally vest over a five-year period from the date of grant. However, in certain circumstances, options may be immediately exercisable in full. Options generally have a duration of 10 years. The plans provide for the granting of options to purchase a total of 2,304,135 shares of common stock.

   On December 16, 1997, the Compensation Committee of the board of directors of Parent authorized the Company to offer an election to its employees who had outstanding options at a price greater than $15.19 to cancel such options and accept new options at a lower price. In January 1998, as a result of this election by certain of its employees, the Company canceled 361,072 options with exercise prices ranging from $17.82 to $61.88 and granted the same number of new options with an exercise price of $15.19 per share, the fair market value of the stock on December 16, 1997.

   The following table summarizes the activity under Parent's stock option plans for the periods presented:

                                                           Weighted
                                                 Number    Average
                                                   of      Exercise
                                                Options     Price
                                              ----------    ------
   Options Outstanding at December 31, 1996      349,065    $34.11
     Granted ..............................      166,785     20.03
     Exercised ............................         --        --
     Terminated ...........................      (62,207)    31.97
                                              ----------    ------
   Options Outstanding at December 31, 1997      453,643     29.22
     Granted ..............................      656,096     14.27
     Exercised ............................      (31,344)     9.38
     Terminated ...........................     (429,627)    28.54
                                              ----------    ------
   Options Outstanding at December 31, 1998      648,768     15.51
     Granted ..............................    1,295,666      7.80
     Exercised ............................         --        --
     Terminated ...........................     (109,672)    13.89
                                              ----------    ------
   Options Outstanding at December 31, 1999    1,834,762     10.16
                                              ==========    ======
   Options Exercisable at December 31, 1999      255,264    $17.00
                                              ==========    ======

   The  following   table   summarizes  the  options   outstanding  and  options
exercisable by price range at December 31, 1999:

                                              Weighted
                                               Average    Weighted    Weighted
                                              Remaining    Average    Average
      Range of        Options    Contractual  Exercise     Options    Exercise
   Exercise Prices  Outstanding     Life        Price    Exercisable   Price
   ---------------  -----------     ----        -----    -----------   -----
   $ 4.31 - $ 6.31      26,400      9.58       $ 5.70        7,900     $ 5.46
     7.83 -   7.83   1,263,266      9.42         7.83        2,000       7.83
    10.69 -  15.19     500,954      8.09        14.33      210,996      14.49
    18.75 -  23.63      32,974      5.99        20.76       23,516      21.03
    37.50 -  82.68      11,168      5.52        66.56       10,852      66.99
   ------   ------   ---------      ----       ------    ---------     ------
   $ 4.31 - $82.68   1,834,762      8.98       $10.16      255,264     $17.00
   ======   ======   =========      ====       ======    =========     ======

   Employee Stock Purchase Plans--Employees of Arch may participate in Parent's stock purchase plans which allow eligible employees the right to purchase Parent common stock, through payroll deductions not exceeding 10% of their compensation, at the lower of 85% of the market price at the beginning or the end of each six-month offering period. During 1997, 1998 and 1999, 50,447, 85,996 and 34,217 shares were issued at an average price per share of $15.87,

$6.39 and $5.60, respectively. At December 31, 1999, 465,783 shares are available for future issuance.

   Accounting for Stock-Based Compensation--Arch accounts for its stock option and stock purchase plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees". Since all options have been issued at a grant price equal to fair market value, no compensation cost has been recognized in the statements of operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", Arch's net income
(loss) and income (loss) per share would have been increased to the following pro forma amounts:

                                                Years Ended December 31,
                                             1997         1998         1999
                                             ----         ----         ----
                                                     (in thousands)
   Net income (loss), as reported......   $(146,628)   $(167,103)   $(247,052)
   Net income (loss), pro forma........    (148,224)    (169,117)    (249,536)

   Because the SFAS No. 123 method of accounting has not been applied to the options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In computing these pro forma amounts, Arch has assumed risk-free interest rates of 4.5%--6%, an expected life of 5 years, an expected dividend yield of zero and an expected volatility of 50%--87%.

   The weighted average fair values (computed consistent with SFAS No. 123) of options granted under all plans in 1997, 1998 and 1999 were $10.11, $8.34 and $5.56, respectively. The weighted average fair value of shares sold under the employee stock purchase plans in 1997, 1998 and 1999 was $8.49, $5.64 and $3.13, respectively.

7. RELATED PARTY TRANSACTIONS

   Intercompany Transactions with Arch Communications Group, Inc.-- On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm, together with certain other private investors, made an equity investment in Parent of $25.0 million in the form of series C convertible preferred stock of Parent. Simultaneously, Parent contributed to Arch as an equity investment $24.0 million of the net proceeds from the sale of series C preferred stock, Arch contributed such amount to API as an equity investment and API used such amount to repay indebtedness under ACE's existing credit facility as part of the establishment of the senior credit facility.

8. LONG-TERM LIABILITIES

   During 1998 and 1999, Arch sold communications towers, real estate, site management contracts and/or leasehold interests involving 133 sites in 22 states and leased space on the towers on which it currently operates communications equipment to service its own messaging network. Net proceeds from the sales were approximately $33.4 million, Arch used the net proceeds to repay indebtedness under its credit facility.

   Arch entered into options to repurchase each site and until this continuing involvement ends the gain on the sale of the tower sites is deferred and included in other long-term liabilities. At December 31, 1999, approximately $24.9 million of the gain is deferred and approximately $1.9 million of this gain has been recognized in the statement of operations and is included in operating income for each of the years ended December 31, 1998 and 1999, respectively.

   Also included in other long-term liabilities is an unfavorable lease accrual related to MobileMedia's rentals on communications towers which were in excess of market rental rates (see Note 2). At December 31, 1999, the remaining balance of this accrual was approximately $51.5 million. This accrual is being amortized over the term of the leases with approximately 13 3/4 years remaining at December 31, 1999.

9. RESTRUCTURING RESERVES

   Divisional reorganization -- In June 1998, Arch's board of directors approved a reorganization of Arch's operations. As part of the divisional reorganization, Arch is in the process of consolidating certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and take advantage of various operating efficiencies. In connection with the divisional reorganization, Arch:

   o  anticipates a net reduction of approximately 10% of its workforce;

   o  is closing certain office locations and redeploying other assets; and

   o  recorded a restructuring charge of $14.7 million in 1998.

   In conjunction with the completion of the MobileMedia merger in June 1999, the timing and implementation of the divisional reorganization announced in June 1998 was reviewed by Arch management. The plan was reviewed within the context of the combined company integration plan which was approved by the Company in the third quarter of 1999. After this review it was determined that significant changes needed to be made to the divisional reorganization plan. In the quarter ended September 30, 1999, the Company identified certain of its facilities and network leases that will not be utilized following the integration of the Company and MobileMedia, resulting in an additional charge of $2.6 million. This charge was offset by reductions to previously provided severance and other costs of $4.8 million.

   The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of this reorganization. The charge represents future lease obligations, on such leases past the dates the offices will be closed by the Company, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2001.

   Through the elimination of certain local and regional administrative operations and the consolidation of certain support functions, the Company will eliminate approximately 280 net positions. As a result of eliminating these positions approximately 900 employees will be effected. The majority of the positions which have been or will be eliminated are related to customer service, collections, inventory and billing functions in local and regional offices which will be closed. As of December 31, 1998 and 1999, 217 employees and 414 employees, respectively, had been terminated due to the divisional reorganization. The remaining severance and benefits costs will be paid during 2000.

   The Company's restructuring activity as of December 31, 1999 is as follows (in thousands):

                                Reserve
                               Initially    Reserve                   Remaining
                              Established  Adjustment  Amounts Paid    Reserve
                              -----------  ----------  ------------    -------
   Severance costs.........    $  9,700     $ (3,547)    $  5,123     $  1,030
   Lease obligation costs..       3,500        2,570          872        5,198
   Other costs.............       1,500       (1,223)         277           --
                               --------     --------     --------     --------
   Total...................    $ 14,700     $ (2,200)    $  6,272     $  6,228
                               ========     =========    ========     ========

   MobileMedia Acquisition Reserve -- On June 3,1999, Arch completed its acquisition of MobileMedia and commenced the development of plans to integrate the operations of MobileMedia. During the third quarter of 1999, Arch's board of directors approved plans covering the elimination of redundant headcount and facilities in connection with the overall integration of operations. It is expected that the integration activity relating to the MobileMedia merger, will be completed by December 31, 2000.

   In connection with the MobileMedia acquisition, Arch anticipates a net reduction of approximately 10% of MobileMedia's workforce and the closing of certain facilities and tower sites. This resulted in the establishment a $14.5 million acquisition reserve which is included as part of the purchase price of MobileMedia. The initial acquisition reserve consisted of approximately (i) $6.1 million for employee severance, (ii) $7.9 million for lease obligations and terminations and (iii) $0.5 million of other costs.

     The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of this reorganization. The charge represents future lease obligations, on such leases past the dates the offices will be closed by the Company, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2003.

   Through the elimination of redundant management, administrative, customer service, collections and inventory functions, the Company will eliminate approximately 500 positions. As of December 31, 1999, 174 former MobileMedia employees had been terminated.

   The MobileMedia acquisition reserve activity as of December 31, 1999 was as follows (in thousands):

                                        Reserve
                                       Initially                   Remaining
                                       Established  Amounts Paid    Reserve
                                       -----------  ------------    -------
   Severance costs...................    $  6,058     $  3,380     $  2,678
   Lease obligation costs............       7,950          122        7,828
   Other costs.......................         500          123          377
                                         --------     --------     --------
   Total.............................    $ 14,508     $  3,625     $ 10,883
                                         ========     ========     ========

10.SEGMENT REPORTING

   The Company operates in one industry: providing wireless messaging services. On December 31, 1999, the Company operated approximately 375 retail stores in the United States.

11.QUARTERLY FINANCIAL RESULTS (UNAUDITED)

   Quarterly financial information for the years ended December 31, 1998 and 1999 is summarized below (in thousands, except per share amounts):

                                                         First       Second      Third       Fourth
                                                        Quarter     Quarter     Quarter     Quarter
   YEAR ENDED DECEMBER 31, 1998:
   Revenues........................................     $ 102,039   $ 103,546   $ 104,052   $ 103,998
   Operating income (loss).........................       (19,175)    (33,714)    (20,568)    (19,828)
   Income (loss) before extraordinary item.........       (36,500)    (51,311)    (38,209)    (39,363)
   Extraordinary charge............................            --      (1,720)         --          --
   Net income (loss)...............................       (36,500)    (53,031)    (38,209)    (39,363)
   YEAR ENDED DECEMBER 31, 1999:
   Revenues........................................       100,888     133,493     206,189     201,254
   Operating income (loss).........................       (15,844)    (34,304)    (26,832)    (19,789)
   Income (loss) before accounting change..........       (35,297)   (100,155)    (56,872)    (51,367)
   Cumulative effect of accounting change..........        (3,361)         --          --          --
   Net income (loss)...............................       (38,658)   (100,155)    (56,872)    (51,367)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Arch Communications, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Arch Communications, Inc. included in this Form 10-K and have issued our report thereon dated February 16, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 16, 2000

                                                                     SCHEDULE II
                            ARCH COMMUNICATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1997, 1998 and 1999
                                 (in thousands)

                                    Balance at                  Other                     Balance
                                    Beginning    Charged to  Additions to                at End of
Allowance for Doubtful Accounts     of Period     Expense    Allowance(1)   Write-Offs    Period
-------------------------------     ---------     -------    ------------   ----------    ------
Year ended December 31, 1997....    $   4,111    $   7,181    $       --    $  (5,548)   $  5,744
                                    =========    =========    ==========    =========    ========
Year ended December 31, 1998....    $   5,744    $   8,545    $       --    $  (7,706)   $  6,583
                                    =========    =========    ==========    =========    ========
Year ended December 31, 1999....    $   6,583    $  15,265    $   13,243    $ (18,618)   $ 16,473
                                    =========    =========    ==========    =========    ========

(1)      Additions arising through acquisitions of messaging companies



                                    Balance at                                            Balance
                                    Beginning    Charged to     Other                    at End of
Accrued Restructuring Charge        of Period     Expense     Additions     Deductions    Period
----------------------------        ---------     -------     ---------     ----------    ------
Year ended December 31, 1998....    $      --    $   14,700   $       --    $  (2,791)   $ 11,909
                                    =========    ==========   ==========    =========    ========
Year ended December 31, 1999....    $  11,909    $   (2,200)  $   14,508    $  (7,106)   $ 17,111
                                    =========    ==========   ==========    =========    ========

                                  EXHIBIT INDEX

 2.1 Agreement and Plan of Merger, dated as of November 7, 1999, among Paging Network, Inc., Arch Communications Group, Inc. and St. Louis Acquisition Corp. (1)
 2.2 Amendment to Agreement and Plan of Merger, dated as of January 7, 2000, between Paging Network, Inc., Arch Communications Group, Inc. and St. Louis Acquisition Corp. (2)
 3.1  Restated Certificate of Incorporation. (3)
 3.2  By-laws, as amended. (3)
 4.1 Indenture, dated February 1, 1994, between Arch Communications, Inc. (formerly known as USA Mobile Communications, Inc. II) and United States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes due 2004 of Arch Communications, Inc. (5)
 4.2 Indenture, dated December 15, 1994, between Arch Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 14% Senior Notes due 2004 of Arch Communications, Inc. (3)
 4.3 Indenture, dated June 29, 1998, between Arch Communications, Inc. and U.S. Bank Trust National Association, as Trustee, relating to the 12 3/4% Senior Notes due 2007 of Arch Communications, Inc. (4)
 4.4 Indenture, dated April 9, 1999, between Arch Communications, Inc. and IBJ Whitehall Bank & Trust Company, as Trustee, relating to the 13 3/4% Senior Notes due 2008. (6)
10.1 Second Amended and Restated Credit Agreement (Tranche A and Tranche C Facilities), dated June 29, 1998, among Arch Paging, Inc., the Lenders party thereto, The Bank of New York, Royal Bank of Canada and Toronto Dominion (Texas), Inc. (4)
10.2 Second Amended and Restated Credit Agreement (Tranche B Facility), dated June 29, 1998, among Arch Paging, Inc., the Lenders party thereto. The Bank of New York, Royal Bank of Canada and Toronto Dominion (Texas), Inc.
      (4)
10.3 Amendment No. 1 and Amendment No. 2 to the Second Amended and Restated Credit Agreement (Tranche A and Tranche C Facilities). (7)
10.4 Amendment No. 1 and Amendment No. 2 to the Second Amended and Restated Credit Agreement (Tranche B Facility). (7)
10.5 Amendment No. 4 to the Second Amended and Restated Credit Agreement (Tranche A and Tranche C Facilities). (8)
10.6 Amendment No. 4 to the Second Amended and Restated Credit Agreement (Tranche B Facility). (8)
10.7 Preferred Distributor Agreement dated June 1, 1998 by and between Arch Communications Group, Inc. and NEC America, Inc. (7)(9)
10.8 Paging Products Sales Agreement, dated March 17, 1999, by and between Motorola, Inc. and the Company. (8) (9)
10.9 Satellite Services Agreement, dated September 1, 1998, between AvData Systems, Inc. and MobileMedia Communications, Inc. (8) (9)
10.10 Master Lease For Transmitter Systems Space by and between Pinnacle Towers, Inc. and MobileMedia Communications, Inc. (8)
27.1* Financial Data Schedule.
----------------
  *   Filed herewith.
  + Identifies exhibits constituting a management contract or compensation plan.
 (1) Incorporated by reference from the Current Report on Form 8-K of Arch Communications Group, Inc. dated November 7, 1999 and filed November 19, 1999.
 (2) Incorporated by reference from the Current Report on Form 8-K of Arch Communications Group, Inc. dated January 7, 2000 and filed January 21, 2000.
 (3) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-85580) of Arch Communications, Inc.
 (4) Incorporated by referenced from the Current Report on Form 8-K of Arch Communications Group, Inc. dated June 26, 1998.
 (5) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-72646) of Arch Communications, Inc.
 (6) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-83027) of Arch Communications, Inc.
 (7) Incorporated by reference from the Annual Report on Form 10-K of Arch Communications Group, Inc. for the fiscal year ended December 31, 1998.
 (8) Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Communications Group, Inc. for the quarter ended June 30, 1999.
 (9) A Confidential Treatment Request has been filed with respect to portions of this exhibit so incorporated by reference.