Form 10-Q
period 2000-03-31
ARCH COMMUNICATIONS INC
filed 2000-05-15
CIK 916122

QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 848.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of May 12, 2000.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----
Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of March 31, 2000
          and December 31, 1999                                              3

          Consolidated Condensed Statements of Operations for the
          Three Months Ended March 31, 2000 and 1999                         4

          Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 2000 and 1999                         5

          Notes to Consolidated Condensed Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 15
Item 5.   Other Information                                                 15
Item 6.   Exhibits and Reports on Form 8-K                                  15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                   March 31,     December 31,
                                                   ---------     ------------
                                                     2000            1999
                                                     ----            ----
                                  ASSETS          (unaudited)
  Current assets:
       Cash and cash equivalents                  $     3,493    $     2,381
       Accounts receivable, net                        59,071         61,167
       Inventories                                      9,514          9,101
       Prepaid expenses and other                      12,772         11,874
                                                  -----------    -----------
           Total current assets                        84,850         84,523
                                                  -----------    -----------
  Property and equipment, at cost                     742,440        714,644
  Less accumulated depreciation and amortization     (357,319)      (314,445)
                                                  -----------    -----------
  Property and equipment, net                         385,121        400,199
                                                  -----------    -----------
  Intangible and other assets, net                    817,718        860,424
                                                  -----------    -----------
                                                  $ 1,287,689    $ 1,345,146
                                                  ===========    ===========

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

  Current liabilities:
       Current maturities of long-term debt       $    11,154    $     8,060
       Accounts payable                                41,586         30,016
       Accrued restructuring                           14,556         17,111
       Accrued interest                                31,308         30,267
       Accrued expenses and other liabilities          70,358         79,330
                                                  -----------    -----------
           Total current liabilities                  168,962        164,784
                                                  -----------    -----------
  Long-term debt, less current maturities             923,309        924,132
                                                  -----------    -----------
  Other long-term liabilities                          81,051         83,285
                                                  -----------    -----------
  Stockholder's equity (deficit):
       Common stock-- $.01 par value                     --             --
       Additional paid-in capital                     902,621        902,621
       Accumulated deficit                           (788,254)      (729,676)
                                                  -----------    -----------
           Total stockholder's equity (deficit)       114,367        172,945
                                                  -----------    -----------
                                                  $ 1,287,689    $ 1,345,146
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

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)

                                                        Three Months Ended
                                                               March 31,
                                                       2000             1999
                                                       ----             ----
    Service, rental, and maintenance revenues       $ 177,660        $  90,529
    Product sales                                      12,335           10,359
                                                    ---------        ---------
       Total revenues                                 189,995          100,888
    Cost of products sold                              (8,880)          (6,926)
                                                    ---------        ---------
                                                      181,115           93,962
                                                    ---------        ---------
    Operating expenses:
       Service, rental, and maintenance                39,115           20,293
       Selling                                         25,045           13,011
       General and administrative                      53,934           25,626
       Depreciation and amortization                   90,638           50,876
                                                    ---------        ---------
         Total operating expenses                     208,732          109,806
                                                    ---------        ---------
    Operating income (loss)                           (27,617)         (15,844)
    Interest expense, net                             (30,961)         (16,253)
    Equity in loss of affiliate                          --             (3,200)
                                                    ---------        ---------
    Income (loss) before accounting change            (58,578)         (35,297)
    Cumulative effect of accounting change               --             (3,361)
                                                    ---------        ---------
    Net income (loss)                               $ (58,578)       $ (38,658)
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

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                        2000          1999
                                                        ----          ----
     Net cash provided by operating activities        $ 31,966       $ 12,506
                                                      --------       --------

     Cash flows from investing activities:
        Additions to property and equipment, net       (30,858)       (21,125)
        Additions to intangible and other assets        (1,996)        (4,403)
        Net proceeds form sale of tower site assets       --              618
                                                      --------       --------
     Net cash used for investing activities            (32,854)       (24,910)
                                                      --------       --------

     Cash flows from financing activities:
        Issuance of long-term debt                      18,000         23,000
        Repayment of long-term debt                    (16,000)          --
        Capital (distribution) contribution from
           Arch Communications Group, Inc.                --             (140)
                                                      --------       --------
     Net cash provided by financing activities           2,000         22,860
                                                      --------       --------

     Net increase in cash and cash equivalents           1,112         10,456
     Cash and cash equivalents, beginning of period      2,381             22
                                                      --------       --------
     Cash and cash equivalents, end of period         $  3,493       $ 10,478
                                                      ========       ========

     Supplemental disclosure:
        Interest paid                                 $ 29,006       $ 20,212
        Accretion of discount on senior notes         $    271       $     71














        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Communications, Inc. ("Arch" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1999, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 1999 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1999. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year. Arch is a wholly-owned subsidiary of Arch Communications Group, Inc. ("Parent").

     (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                                     March 31,     December 31,
                                                       2000            1999
                                                     --------        --------
                                                   (unaudited)
     Goodwill                                        $238,149        $249,010
     Purchased FCC licenses                           341,419         354,246
     Purchased subscriber lists                       219,947         239,114
     Deferred financing costs                          13,243          12,796
     Other                                              4,960           5,258
                                                     --------        --------
                                                     $817,718        $860,424
                                                     ========        ========

     (c) Divisional Reorganization - As of March 31, 2000, 423 employees had been terminated due to the divisional reorganization and restructuring. The Company's restructuring activity as of March 31, 2000 is as follows (in thousands):

                                Reserve Balance   Utilization of
                                at December 31,     Reserve in        Remaining
                                     1999             2000             Reserve
                                 ------------      ------------     ------------

     Severance costs                 $1,030           $  159           $  871
     Lease obligation costs           5,198              585            4,613
                                     ------           ------           ------
       Total                         $6,228           $  744           $5,484
                                     ======           ======           ======

     (d) MobileMedia Acquisition Reserve - As of March 31, 2000, 229 former MobileMedia employees had been terminated. The Company's restructuring activity as of March 31, 2000 is as follows (in thousands):

                                Reserve Balance   Utilization of
                                at December 31,     Reserve in        Remaining
                                     1999             2000             Reserve
                                 ------------      ------------     ------------

     Severance costs                $ 2,678           $1,339           $1,339
     Lease obligation costs           7,828              454            7,374
     Other costs                        377               18              359
                                    -------           ------           ------
       Total                        $10,883           $1,811           $9,072
                                    =======           ======           ======

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

PENDING PAGENET MERGER

   In November 1999, Parent signed a definitive agreement with Paging Network, Inc. (PageNet) pursuant to which PageNet will merge with a wholly-owned subsidiary of Arch. Each outstanding share of PageNet common stock will be converted into 0.1247 shares of Parent common stock.

   The merger will be accompanied by recapitalizations of Parent and PageNet through exchange offers by Parent and PageNet to exchange common stock for debt. In the Parent exchange offer, Parent will offer to exchange shares of Parent common stock for each of Parent's outstanding 107/8% senior discount notes. In the PageNet exchange offer, PageNet will offer to exchange shares of PageNet common stock and shares of Class B common stock of PageNet's subsidiary, Vast Solutions, Inc., for PageNet's outstanding senior subordinated notes. The shares of PageNet common stock received by PageNet noteholders will immediately be converted into shares of Parent common stock as a result of the merger.

   The merger agreement also provides that PageNet will distribute up to 11.6% of the total equity of Vast to its current stockholders. As a result of the related exchange offer, PageNet's note holders will receive up to 68.9% of the equity interest in Vast. The combined company will retain up to 19.5% of the equity interest in Vast following the merger.

   Under the merger agreement, the Arch board of directors at the closing would consist of 12 individuals, at least six of whom would be designated by the existing Arch board of directors. The PageNet board of directors would designate three members, and the three largest holders of PageNet Notes would each be entitled to designate one member. To the extent any such holder of PageNet Notes did not elect to designate a director, the number of directors designated by the Arch board of directors would increase.

   Arch expects the merger, which has been approved by the boards of directors of Arch and PageNet, the Anti-Trust Division of the Department of Justice and the Federal Communications Commission, but is subject to shareholder approval, other third-party consents and the completion of the exchange offers, to be completed in the third quarter of 2000.

   Under the merger agreement, PageNet is required to include a "prepackaged" plan of reorganization under Chapter 11 of the Bankruptcy Code in the materials relating to the PageNet exchange offer, and to solicit consents for this prepackaged plan from holders of the PageNet Notes and its senior creditors. In certain circumstances PageNet has agreed either to file the prepackaged plan in lieu of completing the PageNet exchange offer or to pay Arch a termination fee.

POTENTIAL EFFECTS OF THE PAGENET MERGER

   If Parent acquires PageNet on the terms described above, the combined company will have substantially larger assets, liabilities, revenues and expenses. On a pro forma basis at December 31, 1999, the combined company would have had approximately 15.5 million units in service, total assets of $2.9 billion and total long term debt of $1.8 billion, assuming that all of the outstanding discount notes are exchanged for common stock.

   The PageNet merger is subject to stockholder, noteholder and lender consents and many other conditions and, therefore, it may not take place. If Arch does not acquire PageNet, the contemplated benefits of the merger will not be realized, despite the incurrence of substantial transaction costs, which are estimated at $10.0 million each for Arch and PageNet. If the merger agreement is terminated after Arch pursues an alternative offer, Arch may be required to pay PageNet a termination fee of $40.0 million.

RESULTS OF OPERATIONS

   Total revenues increased $89.1 million, or 88.3%, to $190.0 million in the three months ended March 31, 2000 from $100.9 million in the three months ended March 31, 1999, as the number of units in service increased from 4.3 million at March 31, 1999 to 6.9 million at March 31, 2000 entirely due to the MobileMedia acquisition in June 1999. Net revenues (total revenues less cost of products sold) increased to $181.1 million, a 92.8% increase, in the three months ended March 31, 2000 from $94.0 million for the corresponding 1999 period. Total revenues and net revenues in 1999 and 2000 were adversely affected by (1) the declining demand for basic paging services and (2) subscriber cancellations which led to a decrease of 80,000 units in service during the three months ended March 31, 2000.

   Arch expects revenue to continue to be adversely affected in 2000 by declining demand for basic numeric and alphanumeric paging services. Arch believes that the basic paging industry grew by only 4% during 1999, that demand for basic paging services will decline in 2000 and the following years and that any significant future growth in the industry will be attributable to advanced messaging services. As a result, Arch believes that it will experience a net decline in the number of its units in service in 2000, excluding the addition of subscribers from the pending PageNet acquisition, as Arch's addition of advanced messaging subscribers is likely to be exceeded by its loss of basic paging subscribers.

   Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of messaging services, increased to $177.7 million in the three months ended March 31, 2000 from $90.5 million in the three months ended March 31, 1999. This increase was due entirely to the acquisition of MobileMedia in June 1999. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three months ended March 31, 2000 and 1999. Arch does not differentiate between service and rental revenues.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees and site rental expenses, increased to $39.1 million, 21.6% of net revenues, in the three months ended March 31, 2000 from $20.3 million, 21.6% of net revenues, in the three months ended March 31, 1999. The increase was due primarily to increased expenses associated with the provision of wireless messaging services to a greater number of units due to the MobileMedia acquisition. Annualized service, rental and maintenance expenses per unit in service increased to $23 in the three months ended March 31, 2000 from $19 in the three months ended March 31, 1999. This increase is due primarily to the provision of alphanumeric and nationwide messaging services to a higher percentage of customers due to the MobileMedia acquisition.

   Selling expenses increased to $25.0 million, 13.8% of net revenues, in the three months ended March 31, 2000 from $13.0 million, 13.8% of net revenues, in the three months ended March 31, 1999 due primarily to the MobileMedia acquisition.

   General and administrative expenses increased to $53.9 million, 29.8% of net revenues, in the three months ended March 31, 2000 from $25.6 million, 27.3% of net revenues, in the three months ended March 31, 1999. The increase was due primarily to the MobileMedia acquisition.

   Depreciation and amortization expenses increased to $90.6 million in the three months ended March 31, 2000 from $50.9 million in the three months ended March 31, 1999. The increase in these expenses was principally attributable to additional depreciation associated with assets purchased in the MobileMedia acquisition and amortization expense associated with intangibles which resulted from the MobileMedia acquisition.

   Operating loss increased to $27.6 million in the three months ended March 31, 2000 from $15.8 million in the three months ended March 31, 1999 as a result of the factors outlined above.

   Net interest expense increased to $31.0 million in the three months ended March 31, 2000 from $16.3 million in the three months ended March 31, 1999. The increase was attributable to an increase in Arch's average outstanding debt due to the MobileMedia acquisition.

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

   Net losses increased to $58.6 million in the three months ended March 31, 2000 from $38.7 million in the three months ended March 31, 1999 as a result of the factors outlined above.

FACTORS AFFECTING FUTURE OPERATING RESULTS

   The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by Arch's management from time to time.

Continued net losses are likely and Arch cannot predict whether it will ever be profitable

   Arch has reported net losses in the past. Arch expects that it will continue to report net losses and cannot give any assurance about when, if ever, it is likely to attain profitability.

   Arch has reported net losses in all of the periods shown in the table below:

                                                                     Three
                                                                  Months Ended
                                     Year Ended December 31,        March 31,
                                  1997        1998        1999        2000
                                 ------      ------      ------      ------
                                             (dollars in millions)
   Net income (loss)             $(146.6)    $(167.1)    $(247.1)    $(58.6)

   These historical net losses have resulted principally from substantial depreciation and amortization expense, primarily related to intangible assets and messaging device depreciation, interest expense and other costs of growth.

   Many of the factors that will determine whether or not Arch attains profitability are inherently difficult to predict. These include competition, subscriber turnover, new service developments and technological change.

Declines in units in service are likely

   Cancellation of units in service can significantly affect the results of operations of wireless communications service providers. The sales and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Because the wireless communications business is characterized by high fixed costs, cancellations directly and adversely affect earnings before interest, taxes, depreciation and amortization. In the three months ended March 31, 2000, Arch experienced a decrease of 80,000 units in service. Arch believes that the traditional paging industry grew by only 4% during 1999, that demand for basic paging services will continue to decline in 2000 and in the following years and that any significant future growth in the paging industry will be attributable to advanced messaging services. As a result, Arch believes that it will experience a net decline in the number of units in service in 2000, excluding the addition of subscribers from the PageNet acquisition, as Arch's addition of advanced messaging subscribers is likely to be exceeded by its loss of basic paging subscribers.

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

Leverage may continue to burden operations

   Arch has been highly leveraged, and will remain leveraged to a substantial degree following the PageNet merger. The following table compares the total debt, total assets and latest three-month annualized adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of Arch at or as of March 31, 2000.

                                                          (dollars in millions)
   Total debt                                                   $    934.5
   Total assets                                                 $  1,287.7
   Annualized adjusted EBITDA                                   $    252.1

   Adjusted EBITDA is not a measure defined by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies.

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

   Arch has pursued, and may continue to pursue, acquisitions of wireless communications businesses as a key component of its growth strategy. However, the process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of Arch's management. No assurance can be given that suitable acquisitions can be identified, financed and completed on acceptable terms, or that any future acquisitions by Arch will be successful.

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

Amortization charges from the PageNet merger and the earlier MobileMedia acquisition may reduce Arch's earnings sooner than management expects

   Under the purchase method of accounting for the pending PageNet merger and the acquisition of MobileMedia Communications, Inc. in June 1999, Arch must record a substantial amount of goodwill and other intangible assets. This will result in substantial amortization charges to the consolidated income of Arch over the useful lives of those assets. Arch estimates the amount of those charges will total approximately $57.0 million per year for ten years. However, actual charges in the early years could adversely affect reported results of operations more than is currently anticipated if the useful lives of the assets are less than currently estimated.

The PageNet merger may not take place. If it does not take place, Arch will incur substantial costs and its investors will not enjoy the anticipated benefits of the merger

   The PageNet merger will not take place unless many conditions are satisfied or waived. These conditions include stockholder and noteholder approvals and the availability of senior credit facilities. If the PageNet merger does not take place, the contemplated benefits of the merger will not be realized, and Arch will not enjoy the anticipated benefits of the merger despite incurring substantial transaction costs. If the PageNet merger agreement is terminated after Arch pursues an alternative offer, Arch may be required to pay a termination fee of $40.0 million.

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

   Competition from large companies may intensify and may reduce Arch's revenues and operating margins

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

   New send and receive wireless messaging technology may adversely affect Arch's competitive position

      Competitors are currently using and developing a variety of send and receive wireless messaging technologies. Arch currently resells such send and receive services over the network of a competitor. Due to the relatively recent availability of send and receive messaging products and services, there have not yet been sales which would be sufficient to fully indicate a proven demand for such services among business or consumer subscribers. Such services will compete with other available methods of telecommunications, including cellular and broadband personal communications services, which are commonly referred to as PCS, as well as specialized mobile radio services and services provided over dedicated data networks which use hand-held devices to send and receive data. Although these services are primarily focused on send and receive voice communications, they may include wireless messaging as an adjunct service or may replace the need for send and receive messaging entirely. It is less expensive for an end user to obtain a cellular or PCS unit with data capability than the send and receive messaging units currently available. This is because the nationwide cellular and PCS carriers have subsidized the purchase of these units and because prices for broadband services have been declining rapidly, making the two types of services and product offerings more comparable.

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

Government regulation may burden operations

   Licenses may not be automatically renewed

      Arch's Federal Communications Commission paging licenses are for varying terms of up to 10 years. Before the end of each license term, renewal applications must be approved by the Federal Communications Commission. To date, the Commission has approved each assignment and transfer of control for which Arch has sought approval, but no assurance can be given that any future renewal applications will be free of challenge or will be granted by the Commission. Loss of licenses would impair Arch's operations.

   Regulatory changes could add burdens or benefit competing technologies

      The Federal Communications Commission continually reviews and revises its rules affecting wireless communications companies. Therefore, regulatory requirements that apply to Arch may change significantly over time.

   Acquisitions of Parent's stock by foreigners could jeopardize Arch's licenses

      The Communications Act limits foreign investment in and ownership of radio common carriers licensed by the Federal Communications Commission, as well as their parent companies. Parent may not have more than 25% of its stock owned or voted by aliens or their representatives, a foreign government or its representatives or a foreign corporation if the Federal Communications Commission finds that the public interest would be served by denying such ownership. Parent's subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or their representatives or a foreign corporation. This ownership restriction is not subject to waiver. Parent's charter permits the redemption of shares of Parent's capital stock from foreign stockholders where necessary to protect Federal Communications Commission licenses held by Arch or its subsidiaries, but such a redemption would be subject to the availability of capital to Arch and any restrictions contained in applicable debt instruments and under the Delaware corporation statute. These restrictions currently would not permit any such redemptions. The failure to redeem shares promptly could jeopardize the Federal Communications Commission licenses held by Arch or its subsidiaries.

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

          (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

              None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARCH COMMUNICATIONS, INC.





Dated:  May 15, 2000                    By: /s/ J. Roy Pottle
                                            -----------------
                                            J. Roy Pottle
                                            Executive Vice President and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS





Exhibit            Description
-------            -----------
  27.1*            Financial Data Schedule.


* Filed herewith