Form 10-Q
period 2000-06-30
ARCH COMMUNICATIONS INC
filed 2000-08-10
CIK 916122

QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 848.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of August 8, 2000.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.   FINANCIAL INFORMATION                                           Page
          ---------------------                                           ----

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of June 30, 2000
          and December 31, 1999                                              3

          Consolidated Condensed Statements of Operations for the
          Three and Six Months Ended June 30, 2000 and 1999                  4

          Consolidated Condensed Statements of Cash Flows for the
          Six Months Ended June 30, 2000 and 1999                            5

          Notes to Consolidated Condensed Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14
Item 5.   Other Information                                                 14
Item 6.   Exhibits and Reports on Form 8-K                                  14

                          PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                   June 30,      December 31,
                                                                     2000            1999
                                                                     ----            ----
                                  ASSETS                          (unaudited)

   Current assets:
        Cash and cash equivalents                                 $     3,147    $     2,381
        Accounts receivable, net                                       63,368         61,167
        Inventories                                                     7,246          9,101
        Prepaid expenses and other                                     16,306         11,874
                                                                  -----------    -----------
            Total current assets                                       90,067         84,523
                                                                  -----------    -----------
   Property and equipment, at cost                                    781,021        714,644
   Less accumulated depreciation and amortization                    (398,783)      (314,445)
                                                                  -----------    -----------
   Property and equipment, net                                        382,238        400,199
                                                                  -----------    -----------
   Intangible and other assets, net                                   775,329        860,424
                                                                  -----------    -----------
                                                                  $ 1,247,634    $ 1,345,146
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

   Current liabilities:
        Current maturities of long-term debt                      $    14,310    $     8,060
        Accounts payable                                               48,122         30,016
        Accrued restructuring                                          12,754         17,111
        Accrued interest                                               30,195         30,267
        Accrued expenses and other liabilities                         64,235         79,330
                                                                  -----------    -----------
            Total current liabilities                                 169,616        164,784
                                                                  -----------    -----------
   Long-term debt, less current maturities                            943,424        924,132
                                                                  -----------    -----------
   Other long-term liabilities                                         78,772         83,285
                                                                  -----------    -----------
   Stockholder's equity (deficit):
        Common stock-- $.01 par value                                    --             --
        Additional paid-in capital                                    902,975        902,621
        Accumulated deficit                                          (847,153)      (729,676)
                                                                  -----------    -----------
            Total stockholder's equity (deficit)                       55,822        172,945
                                                                  -----------    -----------
                                                                  $ 1,247,634    $ 1,345,146
                                                                  ===========    ===========





        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)


                                              Three Months Ended June 30,     Six Months Ended June 30,
                                              ---------------------------     -------------------------
                                                   2000           1999           2000           1999
                                                   ----           ----           ----           ----
   Service, rental, and maintenance revenues   $   175,631    $   122,280    $   353,291    $   212,809
   Product sales                                    12,221         11,213         24,556         21,572
                                               -----------    -----------    -----------    -----------
        Total revenues                             187,852        133,493        377,847        234,381
   Cost of products sold                            (8,381)        (7,603)       (17,261)       (14,529)
                                               -----------    -----------    -----------    -----------
                                                   179,471        125,890        360,586        219,852
                                               -----------    -----------    -----------    -----------
   Operating expenses:
      Service, rental, and maintenance              37,839         28,093         76,954         48,386
      Selling                                       24,333         18,033         49,378         31,044
      General and administrative                    55,362         37,395        109,296         63,021
      Depreciation and amortization                 89,639         76,673        180,277        127,549
                                               -----------    -----------    -----------    -----------
        Total operating expenses                   207,173        160,194        415,905        270,000
                                               -----------    -----------    -----------    -----------
      Operating income (loss)                      (27,702)       (34,304)       (55,319)       (50,148)
      Interest expense, net                        (30,393)       (23,042)       (60,148)       (38,772)
      Other expense                                   (804)       (42,809)        (2,010)       (43,332)
      Equity in loss of affiliate                     --             --             --           (3,200)
                                               -----------    -----------    -----------    -----------
      Income (loss) before accounting change       (58,899)      (100,155)      (117,477)      (135,452)
      Cumulative effect of accounting change          --             --             --           (3,361)
                                               -----------    -----------    -----------    -----------
      Net income (loss)                        $   (58,899)   $  (100,155)   $  (117,477)   $  (138,813)
                                               ===========    ===========    ===========    ===========





        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            ARCH COMMUNICATIONS, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF ARCH COMMUNICATIONS GROUP, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                                 Six Months Ended
                                                                     June 30,
                                                              2000              1999
                                                              ----              ----
   Net cash provided by operating activities               $  53,075         $  36,925
                                                           ---------         ---------

   Cash flows from investing activities:
      Additions to property and equipment, net               (74,061)          (38,685)
      Additions to intangible and other assets                (3,602)          (18,679)
      Net proceeds form sale of tower site assets               --               3,041
      Acquisition of company, net of cash acquired              --            (519,105)
                                                           ---------         ---------
   Net cash used for investing activities                    (77,663)         (573,428)
                                                           ---------         ---------

   Cash flows from financing activities:
      Issuance of long-term debt                              58,000           466,058
      Repayment of long-term debt                            (33,000)         (125,999)
      Capital (distribution) contribution from Arch
         Communications Group, Inc.                              354           217,104
                                                           ---------         ---------
   Net cash provided by financing activities                  25,354           557,163
                                                           ---------         ---------

   Net increase in cash and cash equivalents                     766            20,660
   Cash and cash equivalents, beginning of period              2,381                22
                                                           ---------         ---------
   Cash and cash equivalents, end of period                $   3,147         $  20,682
                                                           =========         =========

   Supplemental disclosure:
      Interest paid                                        $  60,377         $  35,358
      Accretion of discount on senior notes                $     542         $     308
      Liabilities assumed in acquisition of company        $    --           $ 122,543







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

      (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                              June 30,          December 31,
                                                2000               1999
                                             -----------        -----------
                                             (unaudited)
      Goodwill                                 $227,760           $249,010
      Purchased FCC licenses                    328,663            354,246
      Purchased subscriber lists                201,749            239,114
      Deferred financing costs                   12,510             12,796
      Other                                       4,647              5,258
                                               --------           --------
                                               $775,329           $860,424
                                               ========           ========

      (c) Divisional Reorganization - As of June 30, 2000, 428 employees had been terminated due to the divisional reorganization and restructuring. The Company's restructuring activity as of June 30, 2000 is as follows (in thousands):

                                   Reserve Balance   Utilization of
                                   at December 31,     Reserve in     Remaining
                                        1999              2000         Reserve
                                        ----              ----         -------
      Severance costs                 $ 1,030           $   265        $   765
      Lease obligation costs            5,198             1,148          4,050
                                      -------           -------        -------
           Total                      $ 6,228           $ 1,413        $ 4,815
                                      =======           =======        =======

      (d) MobileMedia Acquisition Reserve - As of June 30, 2000, 261 former MobileMedia employees had been terminated. The Company's restructuring activity as of June 30, 2000 is as follows (in thousands):


                                   Reserve Balance   Utilization of
                                   at December 31,     Reserve in     Remaining
                                        1999              2000         Reserve
                                        ----              ----         -------
      Severance costs                 $ 2,678           $ 1,882        $   796
      Lease obligation costs            7,828             1,023          6,805
      Other costs                         377                39            338
                                      -------           -------        -------
           Total                      $10,883           $ 2,944        $ 7,939
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

PENDING PAGENET MERGER

   In November 1999, Parent signed a definitive agreement with Paging Network, Inc. (PageNet) providing for the merger of PageNet with a wholly-owned subsidiary of Arch. On July 14, 2000, before the merger could take place, creditors of PageNet commenced a proceeding against PageNet under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. PageNet has filed a bankruptcy plan in order to implement the merger on modified terms agreed to by Arch and PageNet.

   In the merger, each outstanding share of PageNet's common stock will be exchanged for 0.08365112 shares of Parent's common stock. In order to strengthen the balance sheet of the combined company, the merger will be accompanied by a recapitalization of Parent and PageNet involving the exchange of common stock for outstanding debt. PageNet's bankruptcy plan provides for the exchange of a total of approximately 89,917,844 shares of Parent's common stock for all of PageNet's outstanding senior subordinated notes as well as all of PageNet's outstanding common stock. Parent is offering to exchange a total of 29,651,984 shares of its common stock for all of its outstanding 107/8% senior discount notes that were outstanding on November 7, 1999. Parent has already exchanged shares of its common stock for a significant portion of these discount notes so that approximately $159.6 million in accreted value of discount notes remained outstanding at June 30, 2000.

   Confirmation of the bankruptcy plan and implementation of the merger will result in the issuance of a total of approximately 119,569,828 new shares of Parent common stock to PageNet stockholders, PageNet noteholders and Parent noteholders if all Parent senior discount notes are exchanged.

   In connection with the merger, 80.5% of the total equity of PageNet's subsidiary, Vast Solutions, Inc. will be issued to PageNet's current stockholders and noteholders and the combined company will hold the remaining 19.5% of Vast's equity.

   Under the merger agreement, the Arch board of directors at the closing would consist of 12 individuals, six of whom would be designated by the existing Arch board of directors. The PageNet board of directors would designate three members, and the three largest holders of PageNet Notes would each be entitled to designate one member. To the extent any such holder of PageNet Notes did not elect to designate a director, the number of directors designated by the Arch board of directors would increase.

   Arch expects the merger, which has been approved by the boards of directors of Arch and PageNet, the Anti-Trust Division of the Department of Justice and the Federal Communications Commission, but is subject to Parent stockholder approval and approval of the Bankruptcy Court, to be completed in the fourth quarter of 2000.

POTENTIAL EFFECTS OF THE PAGENET MERGER

   If Arch acquires PageNet on the terms described above, the combined company will have substantially larger assets, liabilities, revenues and expenses. On a pro forma basis at December 31, 1999, the combined company would have had approximately 15.5 million units in service, total assets of $2.9 billion and total long term debt of $1.8 billion, assuming that all of Parent's outstanding discount notes are exchanged for common stock.

   The PageNet merger is subject to Parent stockholder and Bankruptcy Court approval, lender consents and certain other conditions and, therefore, it may not take place. If Arch does not acquire PageNet, the contemplated benefits of the merger will not be realized, despite the incurrence of substantial transaction costs, which are estimated at $10.0 million each for Arch and

PageNet. If the merger agreement is terminated after Arch pursues an alternative offer, Arch may be required to pay PageNet a termination fee of $40.0 million.

RESULTS OF OPERATIONS

   Total revenues increased to $187.9 million (a 40.7% increase) and $377.8 million (a 61.2% increase) in the three and six months ended June 30, 2000, respectively, from $133.5 million and $234.4 million in the three and six months ended June 30, 1999, respectively as the number of units in service increased from 4.3 million at March 31, 1999 to 6.7 million at June 30, 2000 entirely due to the MobileMedia acquisition in June 1999. Net revenues (total revenues less cost of products sold) increased to $179.5 million (a 42.6% increase) and $360.6 million (a 64.0% increase) in the three and six months ended June 30, 2000, respectively, from $125.9 million and $219.9 million in the three and six months ended June 30, 1999, respectively. Total revenues and net revenues in 1999 and 2000 were adversely affected by (1) the declining demand for basic paging services and (2) subscriber cancellations and unit in service definition changes which led to a decrease of 277,000 units in service during the six months ended June 30, 2000.

   Arch expects revenue to continue to be adversely affected in 2000 by declining demand for basic numeric and alphanumeric paging services. Arch believes that demand for basic paging services will decline in 2000 and the following years and that any significant future growth in the industry will be attributable to advanced messaging services. As a result, Arch believes that it will experience a net decline in the number of its units in service in 2000, excluding the addition of subscribers from the pending PageNet acquisition, as Arch's addition of two-way messaging subscribers is likely to be exceeded by its loss of basic paging subscribers.

   Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased to $175.6 million (a 43.6% increase) and $353.3 million (a 66.0% increase) in the three and six months ended June 30, 2000, respectively, from $122.3 million and $212.8 million in the three and six months ended June 30, 1999, respectively. These increases in revenues were due entirely to the acquisition of MobileMedia on June 3, 2000. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and six months ended June 30, 2000 and 1999. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $3.8 million (a 6.4% increase) and $7.3 million (a 3.6% increase) in the three and six months ended June 30, 2000, respectively, from $3.6 million and $7.0 million in the three and six months ended June 30, 1999, respectively, as a result of the MobileMedia acquisition.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees and site rental expenses, were $37.8 million (21.1% of net revenues) and $77.0 million (21.3% of net revenues) in the three and six months ended June 30, 2000, respectively, compared to $28.1 million (22.3% of net revenues) and $48.4 million (22.0% of net revenues) in the three and six months ended June 30, 1999, respectively. The increase was due primarily to increased expenses associated with the provision of wireless messaging services to a greater number of units due to the MobileMedia acquisition. Annualized service, rental and maintenance expenses per unit were $22 and $23 in the three and six months ended June 30, 2000, respectively, compared to $21 and $20 in the corresponding 1999 periods. This increase is due primarily to the provision of alphanumeric and nationwide messaging services to a higher percentage of customers due to the MobileMedia acquisition.

   Selling expenses were $24.3 million (13.6% of net revenues) and $49.4 million (13.7% of net revenues) in the three and six months ended June 30, 2000, respectively, compared to $18.0 million (14.3% of net revenues) and $31.0 million (14.1% of net revenues) in the three and six months ended June 30, 1999, respectively. These increases were due primarily to the MobileMedia acquisition.

   General and administrative expenses increased to $55.4 million (30.8% of net revenues) and $109.3 million (30.3% of net revenues) in the three and six months ended June 30, 2000, respectively, from 37.4 million (29.7% of net revenues) and $63.0 million (28.7% of net revenues) in the three and six months ended June 30, 1999, respectively. The increases were due primarily to the MobileMedia acquisition.

   Depreciation and amortization expenses increased to $89.6 million and $180.3 million in the three and six months ended June 30, 2000, respectively, from $76.7 million and $127.5 million in the three and six months ended June 30,

1999, respectively. The increase in these expenses was principally attributable to additional depreciation associated with assets purchased in the MobileMedia acquisition and amortization expense associated with intangibles which resulted from the MobileMedia acquisition. Additionally, depreciation expense for the three and six months ended June 30, 1999 includes the write-off of approximately $7.1 million of costs associated with the development of an integrated billing and management system. The Company decided to discontinue development efforts due to the capabilities of the system acquired in conjunction with the MobileMedia acquisition.

   Operating losses were $27.7 million and $55.3 million in the three and six months ended June 30, 2000, respectively, compared to $34.3 million and $50.1 million in the three and six months ended June 30, 1999, respectively, as a result of the factors outlined above.

   Net interest expense increased to $30.4 million and $60.1 million in the three and six months ended June 30, 2000, respectively, from $23.0 million and $38.8 million in the three and six months ended June 30, 1999, respectively. The increases were principally attributable to an increase in Arch's outstanding debt.

   Other expense decreased to $0.8 million and $2.0 million in the three and six months ended June 30, 2000, respectively, from $42.8 million and $43.3 million in the three and six months ended June 30, 1999, respectively. In the 1999 periods, other expense includes $42.3 million representing the write-off of Arch's investments in narrowband PCS.

   On January 1, 1999, Arch adopted SOP 98-5. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 resulted in a $3.4 million charge in the quarter ended March 31, 1999 which was reported as the cumulative effect of a change in accounting principle. This charge represents the unamortized portion of start-up and organization costs which had been deferred in prior years.

   Net loss decreased to $58.9 million and $117.5 million in the three and six months ended June 30, 2000, respectively, from $100.2 million and $138.8 million in the three and six months ended June 30, 1999, respectively, as a result of the factors outlined above.

FACTORS AFFECTING FUTURE OPERATING RESULTS

   The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by Arch's management from time to time.

Recent declines in Arch's units in service may continue or even accelerate; this trend may impair Arch's financial results

   In 1999, Arch experienced a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition. For the six months ended June 30, 2000 Arch experienced a further decrease of 277,000 units in service due to subscriber cancellations and definitional changes. Arch believes that the basic paging industry did not grow during 1999, that demand for basic paging services will decline in 2000 and in the following years and that any significant future growth in the paging industry will be attributable to advanced messaging services. As a result, Arch believes that it will experience a net decline in the number of its units in service during the remainder of 2000, excluding the addition of subscribers from the PageNet acquisition, as Arch's addition of two-way messaging subscribers is likely to be exceeded by its loss of traditional paging subscribers. However, the magnitude of the expected decline cannot be predicted.

   Cancellation of units in service can significantly affect the results of operations of wireless messaging service providers. The sales and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Because the wireless messaging business is characterized by high fixed costs, cancellations directly and adversely affect earnings before interest, income taxes, depreciation and amortization.

Competition from large telephone, cellular and PCS companies is intensifying and may reduce Arch's revenues and operating margins

   Traditional paging companies like Arch, whose units in service have been declining, increasingly compete for market share against large telephone, cellular and PCS providers like MCI WorldCom, AT&T, Nextel, BellSouth Wireless Data and Motient, Inc., formerly known as American Mobile Satellite Corporation. Arch will also compete with other paging companies that continue to offer messaging and two-way messaging services. Some competitors possess greater financial, technical and other resources than those available to Arch. If any of such competitors were to devote additional resources to their wireless communications business or focus on Arch's historical business segments, they could secure Arch's customers and reduce demand for its products. This could materially reduce Arch's revenues and operating margins and have a material adverse effect on earnings before interest, income taxes, depreciation and amortization.

Mobile, cellular and PCS telephone companies have introduced phones and phone services with substantially the same features and functions as the two-way messaging products and services provided by Arch, and have priced such devices and services competitively. The future growth and profitability of Arch depends on the success of its two-way messaging services.

   Arch's two-way messaging services will compete with other available mobile wireless services which have already demonstrated high levels of market acceptance, including cellular, PCS and other mobile phone services, such as those offered by Nextel, whose hand-held devices can send and receive messages. Many of these other mobile wireless phone services now include wireless messaging as an adjunct service or may replace send-and-receive messaging services entirely. It is less expensive for an end user to enhance a cellular, PCS or other mobile phone with modest data capability than to use both a mobile phone and a pager. This is because the nationwide cellular, PCS and other mobile phone carriers have subsidized the purchase of mobile phones and because prices for mobile wireless services have been declining rapidly. In addition, the availability of coverage for these services has increased, making the two types of services and product offerings more comparable. Thus, companies other than Arch seeking to provide wireless messaging services may be able to bring their products to market faster or in packages of products that consumers and businesses find more valuable than those to be provided by Arch. If this occurs, Arch's market share will erode and financial operations will be impaired.

Continued net losses are likely and Arch cannot predict whether it will ever be profitable

   Arch has reported net losses in the past. Arch expects that it will continue to report net losses and cannot give any assurance about when, if ever, it is likely to attain profitability. Many of the factors that will determine whether or not Arch attains profitability are inherently difficult to predict. These include the decreased demand for basic paging services and the uncertain market for two-way messaging services which compete against services offered by telephone, cellular and PCS providers, new service developments and technological change.

Revenues and operating results may fluctuate, leading to fluctuations in trading prices and possible liquidity problems

   Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for basic paging services and the uncertain market for two-way messaging services. Arch's current and planned expenses and debt repayment levels are, to a large extent, fixed in the short term, and are based in part on its expectations as to future revenues and cash flow growth. Arch may be unable to adjust spending in a timely manner to compensate for any revenue or cash flow shortfall. It is possible that, due to future fluctuations, Arch's revenue, cash flow or operating results may not meet the expectations of securities analysts or investors. This may have a material adverse effect on the price of Arch's common stock. If shortfalls were to cause Arch not to meet the financial covenants contained in its debt instruments, the debtholders could declare a default and seek immediate repayment.

Leverage is significant and may continue to burden Arch's operations, impair its ability to obtain additional financing, reduce the amount of cash available for operations and make Arch more vulnerable to financial downturns

   Arch has been highly leveraged, and will remain leveraged to a substantial degree following the PageNet merger. Arch's ratio of total debt to latest quarter annualized adjusted earnings before interest, income taxes, depreciation and amortization was 3.9 to 1 as of June 30, 2000.

   Adjusted earnings before interest, income taxes, depreciation and amortization is not a measure defined by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies.

   Leverage may:
   o impair Arch's ability to obtain additional financing necessary for working capital, capital expenditures or other purposes on acceptable terms, if at all.
   o require a substantial portion of Arch's cash flow to be used to pay interest expense; this will reduce the funds which would otherwise be available for operations and future business opportunities.

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

Restrictions under debt instruments may prevent Arch from declaring dividends, incurring or repaying debt, making acquisitions, altering lines of business or taking actions which its management considers beneficial

   Various debt instruments impose operating and financial restrictions on Arch. Arch's credit facility requires various Arch operating subsidiaries to maintain specified financial ratios, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum debt service coverage ratio and a minimum fixed charge coverage ratio. It also limits or restricts, among other things, Arch's operating subsidiaries' ability to:
   o  declare dividends or repurchase capital stock;
   o  incur or pay back indebtedness;
   o  engage in mergers, consolidations, acquisitions and asset sales; or
   o alter its lines of business or accounting methods, even though these actions would otherwise benefit Arch.

   A breach of any of these covenants could result in a default under the credit facility and/or other debt instruments. Upon the occurrence of an event of default, the creditors could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest. If Arch were unable to repay any such amounts, the lenders could proceed against any collateral securing the indebtedness. If the lenders under the credit facility or other debt instruments accelerated the payment of such indebtedness, there can be no assurance that the assets of Arch would be sufficient to repay in full such indebtedness and other indebtedness of Arch.

Arch may need additional capital to expand its business which could be difficult to obtain. Failure to obtain additional capital may preclude Arch from developing or enhancing its products, taking advantage of future opportunities, growing its business or responding to competitive pressures

 Arch's business strategy requires substantial funds to be available to finance the continued development and future growth and expansion of its operations, including the development and implementation of two-way messaging services and possible acquisitions. Arch's future capital requirements will depend on factors that include:
   o  subscriber growth;
   o  the type of wireless messaging devices and services demanded by customers;

   o  technological developments;
   o  marketing and sales expenses;
   o  competitive conditions;
   o the nature and timing of Arch's strategy for developing technical resources to provide two-way messaging services; and
   o  acquisition strategies and opportunities.

Arch cannot be certain that additional equity or debt financing will be available to Arch when needed on acceptable terms, if at all. If sufficient financing is unavailable when needed, Arch may be unable to develop or enhance its products, take advantage of future opportunities, grow its business or respond to competitive pressures or unanticipated needs.

Amortization charges from the PageNet merger and the earlier MobileMedia acquisition may occur sooner than management expects; resulting in earlier decrease in earnings

   Under the purchase method of accounting for the pending PageNet merger and the acquisition of MobileMedia Communications, Inc. in June 1999, Arch must record a substantial amount of goodwill and other intangible assets. This will result in substantial amortization charges to the consolidated income of Arch over the useful lives of those assets. Arch estimates the amount of those charges will total approximately $73.2 million per year for ten years. However, actual charges in the early years could adversely affect reported results of operations more than is currently anticipated if the useful lives of the assets are less than currently estimated.

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

Obsolescence in company-owned units may impose additional costs on Arch

   Technological change may also adversely affect the value of the units owned by Arch that are leased to its subscribers. If Arch's current subscribers request more technologically advanced units, including pagers that can send and receive messages, Arch could incur additional inventory costs and capital expenditures if required to replace units leased to its subscribers within a short period of time. Such additional costs or capital expenditures could have a material adverse effect on Arch's results of operations.

Because Arch depends on Motorola for pagers and on Glenayre and Motorola for other equipment, Arch's operations may be disrupted if it is unable to obtain equipment from them in the future

   Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. and Motorola for sufficient terminals and transmitters to meet its expansion and replacement requirements. Significant delays in obtaining any of this equipment, such as MobileMedia experienced before its bankruptcy filing, could lead to disruptions in operations and adverse financial consequences. Motorola has announced its intention to discontinue manufacturing transmitters during 2000, although it will continue to maintain and service existing equipment into the future. Arch's purchase agreement with Motorola for pagers expires on March 17, 2001. There can be no assurance that the agreement with Motorola for pagers will be renewed or, if renewed, that the renewed agreement will be on terms and conditions as favorable to Arch as those under the current agreement.

   Arch relies on third parties to provide satellite transmission for some aspects of its wireless messaging services. To the extent there are satellite outages or if satellite coverage is impaired in other ways, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect due to customer complaints.

   In addition to the specific risks described above, an investment in Arch is also subject to many risks which affect all companies, or all companies in its industry.



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

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARCH COMMUNICATIONS, INC.





Dated:  August 10, 2000                 By: /s/ J. Roy Pottle
                                            -----------------
                                            J. Roy Pottle
                                            Executive Vice President and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit            Description
-------            -----------
  27.1*            Financial Data Schedule.


   * Filed herewith