Form 10-Q
period 2000-09-30
ARCH WIRELESS COMMUNICATIONS INC
filed 2000-11-14
CIK 916122

QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


                         Commission File Number 33-72646

                       Arch Wireless Communications, Inc.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 848.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of November 13, 2000.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I. FINANCIAL INFORMATION                                           Page


Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of
        September 30, 2000 and December 31, 1999                          3

        Consolidated Condensed Statements of Operations for the
        Three and Nine Months Ended September 30, 2000 and 1999           4

        Consolidated Condensed Statements of Cash Flows for the
        Nine Months Ended September 30, 2000 and 1999                     5

        Notes to Consolidated Condensed Financial Statements              6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         8

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                           14
Item 5.      Other Information                                           14
Item 6.      Exhibits and Reports on Form 8-K                            14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                   September 30,   December 31,
                                                                       2000            1999
                                                                       ----            ----
                                  ASSETS                            (unaudited)

     Current assets:
          Cash and cash equivalents                                 $     3,234    $     2,381
          Accounts receivable, net                                       67,443         61,167
          Inventories                                                     2,773          9,101
          Prepaid expenses and other                                     15,411         11,874
                                                                    -----------    -----------
              Total current assets                                       88,861         84,523
                                                                    -----------    -----------
     Property and equipment, at cost                                    810,960        714,644
     Less accumulated depreciation and amortization                    (441,215)      (314,445)
                                                                    -----------    -----------
     Property and equipment, net                                        369,745        400,199
                                                                    -----------    -----------
     Intangible and other assets, net                                   733,915        860,424
                                                                    -----------    -----------
                                                                    $ 1,192,521    $ 1,345,146
                                                                    ===========    ===========

                   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

     Current liabilities:
          Current maturities of long-term debt                      $    14,935    $     8,060
          Accounts payable                                               39,743         30,016
          Accrued restructuring                                          11,121         17,111
          Accrued interest                                               32,982         30,267
          Accrued expenses and other liabilities                         67,736         79,330
                                                                    -----------    -----------
              Total current liabilities                                 166,517        164,784
                                                                    -----------    -----------
     Long-term debt, less current maturities                            953,069        924,132
                                                                    -----------    -----------
     Other long-term liabilities                                         76,585         83,285
                                                                    -----------    -----------
     Stockholder's equity (deficit):
          Common stock-- $.01 par value                                    --             --
          Additional paid-in capital                                    902,975        902,621
          Accumulated deficit                                          (906,625)      (729,676)
                                                                    -----------    -----------
              Total stockholder's equity (deficit)                       (3,650)       172,945
                                                                    -----------    -----------
                                                                    $ 1,192,521    $ 1,345,146
                                                                    ===========    ===========



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                    2000         1999         2000         1999
                                                    ----         ----         ----         ----
     Service, rental, and maintenance revenues   $ 172,332    $ 190,798    $ 525,623    $ 403,607
     Product sales                                  11,860       15,391       36,416       36,963
                                                 ---------    ---------    ---------    ---------
          Total revenues                           184,192      206,189      562,039      440,570
     Cost of products sold                          (8,636)     (10,459)     (25,897)     (24,988)
                                                 ---------    ---------    ---------    ---------
                                                   175,556      195,730      536,142      415,582
                                                 ---------    ---------    ---------    ---------
     Operating expenses:
        Service, rental, and maintenance            38,750       43,035      115,704       91,421
        Selling                                     24,388       26,545       73,766       57,589
        General and administrative                  53,644       60,622      162,940      123,643
        Depreciation and amortization               85,611       94,560      265,888      222,109
        Restructuring charge                          --         (2,200)        --         (2,200)
                                                 ---------    ---------    ---------    ---------
          Total operating expenses                 202,393      222,562      618,298      492,562
                                                 ---------    ---------    ---------    ---------
        Operating income (loss)                    (26,837)     (26,832)     (82,156)     (76,980)
        Interest expense, net                      (32,366)     (29,116)     (92,514)     (67,888)
        Other expense                                 (269)        (924)      (2,279)     (44,256)
        Equity in loss of affiliate                   --           --           --         (3,200)
                                                 ---------    ---------    ---------    ---------
        Income (loss) before accounting change     (59,472)     (56,872)    (176,949)    (192,324)
        Cumulative effect of accounting change        --           --           --         (3,361)
                                                 ---------    ---------    ---------    ---------
        Net income (loss)                        $ (59,472)   $ (56,872)   $(176,949)   $(195,685)
                                                 =========    =========    =========    =========



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           2000         1999
                                                                           ----         ----
     Net cash provided by operating activities                         $  75,088    $  76,959
                                                                       ---------    ---------

     Cash flows from investing activities:
        Additions to property and equipment, net                        (105,052)     (65,035)
        Additions to intangible and other assets                          (4,537)     (18,151)
        Net proceeds form sale of tower site assets                         --          3,046
        Acquisition of company, net of cash acquired                        --       (518,729)
                                                                       ---------    ---------
     Net cash used for investing activities                             (109,589)    (598,869)
                                                                       ---------    ---------

     Cash flows from financing activities:
        Issuance of long-term debt                                        93,000      466,058
        Repayment of long-term debt                                      (58,000)    (140,999)
        Capital (distribution) contribution from Arch Wireless, Inc.         354      217,104
                                                                       ---------    ---------
     Net cash provided by financing activities                            35,354      542,163
                                                                       ---------    ---------

     Net increase in cash and cash equivalents                               853       20,253
     Cash and cash equivalents, beginning of period                        2,381           22
                                                                       ---------    ---------
     Cash and cash equivalents, end of period                          $   3,234    $  20,275
                                                                       =========    =========

     Supplemental disclosure:
        Interest paid                                                  $  89,782    $  58,283
        Accretion of discount on senior notes                          $     812    $     579
        Liabilities assumed in acquisition of company                  $    --      $ 135,676










              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     (a) On September 25, 2000, Arch Communications Group, Inc., the parent corporation of Arch Communications, Inc., issued a press release announcing the following corporate name changes in connection with a company-wide repositioning strategy:

     o    Arch Communications Group, Inc. was renamed "Arch Wireless, Inc.";

     o Arch Communications, Inc., a wholly owned subsidiary of Arch Communications Group, Inc., was renamed "Arch Wireless Communications, Inc."; and

     o Arch Paging, Inc., a wholly owned subsidiary of Arch Communications, Inc., was renamed "Arch Wireless Holdings, Inc."

     (b) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Wireless Communications, Inc. ("Arch" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1999, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 1999 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1999. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year. Arch is a wholly-owned subsidiary of Arch Wireless, Inc. ("Parent").

     (c) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                         September 30,        December 31,
                                             2000                 1999
                                         -------------        ------------
                                          (unaudited)
     Goodwill                              $217,371             $249,010
     Purchased FCC licenses                 315,909              354,246
     Purchased subscriber lists             184,130              239,114
     Deferred financing costs                11,760               12,796
     Other                                    4,745                5,258
                                           --------             --------
                                           $733,915             $860,424
                                           ========             ========


     (d) Acquisition of PageNet - On November 10, 2000, Arch completed its acquisition of Paging Network, Inc., a Delaware corporation ("PageNet"), pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of November 7, 1999, and amended as of January 7, 2000, May 10, 2000, July 23, 2000 and September 7, 2000.

     Pursuant to the Merger Agreement and the Plan, in connection with the merger, Parent issued approximately 84.9 million shares of Parent common stock to PageNet's noteholders and 5.0 million shares of Parent common stock to PageNet's stockholders. Additionally, upon consummation of the merger, each outstanding option to purchase PageNet common stock was converted into an option to purchase the same number of shares of Parent common stock that the holder of the option would have received in the merger if the holder had exercised the option immediately prior to the merger.

     The acquisition of PageNet by Arch was originally announced on November 7, 1999. In July 2000, PageNet and all of its wholly owned domestic subsidiaries, except for Vast Solutions, Inc. ("Vast"), became parties to a proceeding under Chapter 11 of the U.S. Bankruptcy Code filed with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On July 25, 2000, PageNet filed a Plan of Reorganization (the "Plan") with the Bankruptcy Court that provided for the merger of PageNet into Arch and the related transactions on the same terms as are provided in the Merger Agreement. Accordingly, PageNet's ability to consummate the merger was subject to the approval of the Plan by the Bankruptcy Court, which was obtained on October 26, 2000. The shareholders of Parent approved the issuance of shares of Parent common stock in the merger at a meeting held on October 5, 2000.

     As provided in the Merger Agreement and the Plan, immediately prior to the consummation of the merger, 80.5% of the total equity of Vast was distributed to PageNet's existing stockholders and noteholders (the "Vast Distribution"), while PageNet retained ownership of the remaining 19.5% of Vast's equity. Immediately following the Vast Distribution, PageNet became a wholly owned subsidiary of Arch.

     Also pursuant to the Merger Agreement, Parent increased the size of its board of directors to 12 members, and the board of directors elected Joseph A. Bondi, Gregg R. Daugherty, John P. Frazee, Jr. and John H. Gutfreund and to serve on the board. Mr. Frazee was also elected as Chairman of the board of directors.

     (e) Divisional Reorganization - As of September 30, 2000, 489 employees had been terminated due to the divisional reorganization and restructuring. The Company's restructuring activity as of September 30, 2000 is as follows (in thousands):

                                  Reserve Balance   Utilization of
                                  at December 31,     Reserve in      Remaining
                                       1999              2000          Reserve
                                       ----              ----          -------
     Severance costs                 $ 1,030           $   525         $   505
     Lease obligation costs            5,198             1,518           3,680
                                     -------           -------         -------
              Total                  $ 6,228           $ 2,043         $ 4,185
                                     =======           =======         =======


     (f) MobileMedia Acquisition Reserve - As of September 30, 2000, 293 former MobileMedia employees had been terminated. The Company's restructuring activity as of September 30, 2000 is as follows (in thousands):

                                  Reserve Balance   Utilization of
                                  at December 31,     Reserve in      Remaining
                                       1999              2000          Reserve
                                       ----              ----          -------
     Severance costs                 $ 2,678           $ 2,146         $   532
     Lease obligation costs            7,828             1,611           6,217
     Other costs                         377               190             187
                                     -------           -------         -------
              Total                  $10,883           $ 3,947         $ 6,936
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

PAGENET MERGER

   On November 1999, Parent signed a definitive agreement with Paging Network, Inc. (PageNet) providing for the merger of PageNet with a wholly-owned subsidiary of Arch. On July 14, 2000, before the merger could take place, creditors of PageNet commenced a proceeding against PageNet under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. PageNet filed a bankruptcy plan in order to implement the merger on modified terms agreed to by Parent and PageNet. The Reorganization Plan was confirmed by the U.S. Bankruptcy Court for the District of Delaware on October 26, 2000. The PageNet merger was consummated on November 10, 2000.

   In the merger, each outstanding share of PageNet's common stock was exchanged for 0.04796505 shares of Parent's common stock. The merger was accompanied by a recapitalization of Paent and PageNet involving the exchange of common stock for outstanding debt. PageNet's bankruptcy plan provided for the exchange of a total of approximately 89.9 million shares of Parent's common stock for all of PageNet's outstanding senior subordinated notes as well as all of PageNet's outstanding common stock. Parent offered to exchange a total of 29,651,984 shares of its common stock for all of its outstanding 107/8% senior discount notes that were outstanding on November 7, 1999. Parent exchanged shares of its common stock for a significant portion of these discount notes so that approximately $158.0 million in accreted value of Parent's discount notes remained outstanding at November 10, 2000.

   In connection with the merger, 80.5% of the total equity of PageNet's subsidiary, Vast Solutions, Inc. was issued to PageNet's current stockholders and noteholders and Arch holds the remaining 19.5% of Vast's equity.

   Pursuant to the terms of the merger, Joseph A. Bondi, Gregg R. Daugherty, John P. Frazee, Jr. and John H. Gutfreund joined Parent's board of directors.

RESULTS OF OPERATIONS

   Total revenues were $184.2 million (a 10.7% decrease) and $562.0 million (a 27.6% increase) in the three and nine months ended September 30, 2000, respectively, compared to $206.2 million and $440.6 million in the three and nine months ended September 30, 1999, respectively, The number of units in service increased from 4.3 million at March 31, 1999 to 7.1 million at June 30, 1999, entirely due to the MobileMedia acquisition in June 1999 and decreased to
6.4 million at September 30, 2000. Net revenue (total revenues less cost of products sold) was $175.6 million (a 10.3% decrease) and $536.1 million (a 29.0% increase) in the three and nine months ended September 30, 2000, respectively, compared to $195.7 million and $415.6 million in the three and nine months ended September 30, 1999, respectively. Total revenue and net revenue in 1999 and 2000 were adversely affected by (1) the declining demand for basic paging services and (2) subscriber cancellations and unit in service definition changes which led to a decrease of 571,000 units in service during the nine months ended September 30, 2000.

   Arch expects revenue to continue to be adversely affected in 2000 and 2001 by declining demand for basic numeric and alphanumeric paging services. Arch believes that demand for basic paging services will decline in 2000 and the following years and that any significant future growth in the industry will be attributable to advanced messaging services. As a result, Arch believes that it will experience a net decline in the number of its units in service for the remainder of 2000 and 2001, excluding the addition of subscribers from the PageNet acquisition, as Arch's addition of two-way messaging subscribers is likely to be exceeded by its loss of basic paging subscribers.

   Total revenues from advanced messaging services were $2.0 million and $2.2 million in the three and nine months ended September 30, 2000, respectively. The number of advanced messaging units in service at September 30, 2000 was 25,000.

   Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, were $172.3 million (a 9.7% decrease) and $525.6 million (a 30.2% increase) in the three and nine months ended September 30, 2000, respectively, compared to $190.8 million and $403.6 million in the three and nine months ended September 30, 1999, respectively. The increase in revenues during the nine month period was due entirely to the acquisition of MobileMedia on June 3, 1999. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and nine months ended September 30, 2000 and 1999. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, decreased to $3.2 million (a 34.6% decrease) and $10.5 million (a 12.2% decrease) in the three and nine months ended September 30, 2000, respectively, from $4.9 million and $12.0 million in the three and nine months ended September 30, 1999, respectively. These decreases were primarily the result of lower sales due to slowing demand for traditional paging services.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees and site rental expenses, were $38.8 million (22.1% of net revenues) and $115.7 million (21.6% of net revenues) in the three and nine months ended September 30, 2000, respectively, compared to $43.0 million (22.0% of net revenues) and $91.4 million (22.0% of net revenues) in the three and nine months ended September 30, 1999, respectively. The increase in the nine month period was due primarily to increased expenses associated with providing wireless messaging services to a greater number of units due to the MobileMedia acquisition. Annualized service, rental and maintenance expenses per unit were $24 and $23 in the three and nine months ended September 30, 2000, respectively, compared to $24 and $22 in the corresponding 1999 periods. This increase in the nine month period was due primarily to the provision of alphanumeric and nationwide messaging services to a higher percentage of customers due to the MobileMedia acquisition. In the three and nine months ended September 30, 2000 there were $1.5 million and $3.7 million, respectively, of service, rental and maintenance expenses associated with the provision of advanced messaging services.

   Selling expenses were $24.4 million (13.9% of net revenues) and $73.8 million (13.8% of net revenues) in the three and nine months ended September 30, 2000, respectively, compared to $26.5 million (13.6% of net revenues) and $57.6 million (13.9% of net revenues) in the three and nine months ended September 30, 1999, respectively. The increase in the nine month period was due primarily to the MobileMedia acquisition. Advanced messaging selling expenses were $2.3 million in both the three and nine months ended September 30, 2000.

   General and administrative expenses were $53.6 million (30.5% of net revenues) and $162.9 million (30.4% of net revenues) in the three and nine months ended September 30, 2000, respectively, compared to $60.6 million (31.0% of net revenues) and $123.6 million (29.8% of net revenues) in the three and nine months ended September 30, 1999, respectively. The decrease in the three month period was the result of decreased headcount and facilities costs resulting from the integration of Arch and MobileMedia. The increase in the nine month period was due primarily to the MobileMedia acquisition on June 3, 1999. General and administrative expenses associated with the provision of advanced messaging services were $1.3 million and $3.7 million in the three and nine months ended September 30, 2000, respectively.

   Depreciation and amortization expenses were $85.6 million and $265.9 million in the three and nine months ended September 30, 2000, respectively, compared to $94.6 million and $222.1 million in the three and nine months ended September 30, 1999, respectively. The increase in the nine month period in these expenses was principally attributable to additional depreciation associated with assets purchased in the MobileMedia acquisition and amortization expense associated with intangibles which resulted from the MobileMedia acquisition. Additionally, depreciation expense for the nine months ended September 30, 1999 includes the write-off of approximately $7.1 million of costs associated with the development of an integrated billing and management system. The Company decided to discontinue development efforts due to the capabilities of the system acquired in conjunction with the MobileMedia acquisition. Depreciation and amortization of advanced messaging assets was $0.8 million and $1.0 million in the three and nine months ended September 30, 2000, respectively.

   Operating losses were $26.8 million and $82.2 million in the three and nine months ended September 30, 2000, respectively, compared to $26.8 million and $77.0 million in the three and nine months ended September 30, 1999, respectively, as a result of the factors outlined above.

   Net interest expense increased to $32.4 million and $92.5 million in the three and nine months ended September 30, 2000, respectively, from $29.1 million and $67.9 million in the three and nine months ended September 30, 1999, respectively. The increases were principally attributable to an increase in Arch's outstanding debt.

   Other expense decreased to $0.3 million and $2.3 million in the three and nine months ended September 30, 2000, respectively, from $0.9 million and $44.3 million in the three and nine months ended September 30, 1999, respectively. In the 1999 periods, other expense includes $42.3 million representing the write-off of Arch's investments in a narrowband PCS joint venture.

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

   Net loss was $59.5 million and $176.9 million in the three and nine months ended September 30, 2000, respectively, compared to $56.9 million and $195.7 million in the three and nine months ended September 30, 1999, respectively, as a result of the factors outlined above.

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

Recent declines in Arch's units in service may continue or even accelerate; this trend may impair Arch's financial results

   In 1999, Arch experienced a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition. For the nine months ended September 30, 2000 Arch experienced a further decrease of 571,000 units in service due to subscriber cancellations and definitional changes. Arch believes that the basic paging industry did not grow during 1999, that demand for basic paging services will decline in 2000 and in the following years and that any significant future growth in the paging industry will be attributable to advanced messaging services. As a result, Arch believes that it will experience a net decline in the number of its units in service during the remainder of 2000, excluding the addition of subscribers from the PageNet acquisition, as Arch's addition of two-way messaging subscribers is likely to be exceeded by its loss of traditional paging subscribers. However, the magnitude of the expected decline cannot be predicted.

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

   PageNet had approximately 7,858,000 units in service at June 30, 2000, down from its high of approximately 10,604,000 units in service at June 30, 1998. PageNet has had a net reduction in the number of units in service during each of the eight previous quarters ended June 30, 2000, and the amount of such net reduction has increased during each quarter. Units in service are expected to continue to decline in the second half of 2000. The net reduction of units in service with subscribers is due to a combination of factors, including customer service problems, the impact of various price increases by PageNet, increased sales activity by competitors since the merger announcement, and an increasing number of paging customers who are choosing cellular, PCS and other mobile phone services instead of paging services.

Competition from large telephone, cellular and PCS companies is intensifying and may reduce Arch's revenues and operating margins

   Traditional paging companies like Arch, whose units in service have been declining, increasingly compete for market share against large telephone, cellular and PCS providers like MCI WorldCom, AT&T, Nextel, BellSouth Wireless Data and Motient. Arch will also compete with other paging companies that continue to offer paging and two-way messaging services. Some competitors possess greater financial, technical and other resources than those available to Arch. If any of such competitors were to devote additional resources to their wireless communications business or focus on Arch's historical business segments, they could secure Arch's customers and reduce demand for its products. This could materially reduce Arch's revenues and operating margins and have a material adverse effect on earnings before interest, income taxes, depreciation and amortization.

Mobile, cellular and PCS telephone companies have introduced phones and phone services with substantially the same features and functions as the two-way messaging products and services provided by Arch, and have priced such devices and services competitively. The future growth and profitability of Arch depends on the success of its two-way messaging services.

   Arch's two-way messaging services will compete with other available mobile wireless services which have already demonstrated high levels of market acceptance, including cellular, PCS and other mobile phone services. Many of these other mobile wireless phone services now include wireless messaging as an adjunct service or may replace send-and-receive messaging services entirely. It is less expensive for an end user to enhance a cellular, PCS or other mobile phone with modest data capability than to use both a mobile phone and a pager. This is because the nationwide cellular, PCS and other mobile phone carriers have subsidized the purchase of mobile phones and because prices for mobile wireless services have been declining rapidly. In addition, the availability of coverage for these services has increased, making the two types of services and product offerings more comparable. Thus, companies other than Arch seeking to provide wireless messaging services may be able to bring their products to market faster or in packages of products that consumers and businesses find more valuable than those to be provided by Arch. If this occurs, Arch's market share will erode and financial operations will be impaired.

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

Leverage is significant and may continue to burden Arch's operations, impair its ability to obtain additional financing, reduce the amount of cash available for operations and make Arch more vulnerable to financial downturns

   Arch has been highly leveraged, and will remain leveraged to a substantial degree following the PageNet merger. Arch's ratio of total debt to latest quarter annualized adjusted earnings before interest, income taxes, depreciation and amortization was 4.1 to 1 as of September 30, 2000.

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

Restrictions under debt instruments may prevent Arch from declaring dividends, incurring or repaying debt, making acquisitions, altering lines of business or taking actions which its management considers beneficial

   Various debt instruments impose operating and financial restrictions on Arch. Arch's credit facility requires various operating subsidiaries to maintain specified financial ratios, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum debt service coverage ratio and a minimum fixed charge coverage ratio. It also limits or restricts, among other things, Arch's operating subsidiaries' ability to:
   o  declare dividends or repurchase capital stock;
   o  incur or pay back indebtedness;
   o  engage in mergers, consolidations, acquisitions and asset sales; or
   o alter its lines of business or accounting methods, even though these actions would otherwise benefit Arch.

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

Amortization charges from the PageNet merger and the earlier MobileMedia acquisition may occur sooner than management expects, resulting in earlier decrease in earnings

   Under the purchase method of accounting for the PageNet merger and the acquisition of MobileMedia Communications, Inc. in June 1999, Arch will have recorded a substantial amount of goodwill and other intangible assets. This will result in substantial amortization charges to the consolidated income of Arch over the useful lives of those assets. Arch estimates the amount of those charges will total approximately $73.2 million per year for ten years. However, actual charges in the early years could adversely affect reported results of operations more than is currently anticipated if the useful lives of the assets are less than currently estimated.

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

Because Arch depends on Motorola for pagers and on Glenayre and Motorola for other equipment, Arch's operations may be disrupted if it is unable to obtain equipment from them in the future

   Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. and Motorola for sufficient terminals and transmitters to meet its expansion and replacement requirements. Significant delays in obtaining any of this equipment, such as MobileMedia experienced before its bankruptcy filing, could lead to disruptions in operations and adverse financial consequences. Motorola has announced its intention to discontinue manufacturing transmitters during 2000, although it will continue to maintain and service existing equipment into the future. Arch's purchase agreement with Motorola for messaging devices expires on March 17, 2001. There can be no assurance that the agreement with Motorola for messaging devices will be renewed or, if renewed, that the renewed agreement will be on terms and conditions as favorable to Arch as those under the current agreement.

   Arch relies on third parties to provide satellite transmission for some aspects of its wireless messaging services. To the extent there are satellite outages or if satellite coverage is impaired in other ways, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect due to customer complaints.

Challenges involved in integrating Arch and PageNet may strain Arch's capacities and may prevent the combined company from achieving intended synergies

   Arch may not be able to successfully integrate PageNet's operations. The combination of the two companies will require, among other things, coordination of administrative, sales and marketing, customer billing and services distribution and accounting and finance functions and expansion of information and management systems. The difficulties of such integration will initially be increased by the need to coordinate geographically separate organizations and to integrate personnel with disparate business backgrounds and corporate cultures and by the fact that PageNet has suspended a significant restructuring of its own operations.

   The integration process could cause the disruption of the activities of the two businesses that are being combined. Arch may not be able to retain key employees of PageNet. The process of integrating the businesses of Arch and PageNet may require a disproportionate amount of time and attention of Arch's management and financial and other resources of Arch. Even if integrated in a timely manner, there is no assurance that Arch will operate smoothly or that it will fulfill management's objective of achieving cost reductions and synergies. Until integration is complete, PageNet's business will continue to operate with some autonomy. This degree of autonomy may blunt the implementation of Arch's operating strategy.

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

   (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

      Current Report on Form 8-K dated September 25, 2000 (reporting that the
         Company changed its name to Arch Wireless Communications, Inc.) filed September 26, 2000.

         Current Report on Form 8-K dated November 10, 2000 (reporting that the
            Company completed its merger with Paging Network, Inc) filed November 14, 2000.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARCH WIRELESS COMMUNICATIONS, INC.



Dated:  November 14, 2000               By: /s/ J. Roy Pottle
                                           -------------------------------
                                           J. Roy Pottle
                                           Executive Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS





Exhibit        Description
-------        -----------
 10.1 Third Amended and Restated Credit Agreement, dated as of March 23, 2000 by and among Arch Paging, Inc., the Lenders Party Hereto, the Bank Of New York, Royal Bank of Canada, Toronto Dominion (Texas), Inc., Barclays Bank PLC and Fleet National Bank, as amended on May 19, 2000 (Amendment No. 1), August 15, 2000 (Amendment No. 2) and October 20, 2000 (Amendment No.3). (1)

 27.1*      Financial Data Schedule.


*    Filed herewith
(1) Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Wireless, Inc. for the quarter ended September 30, 2000.