Form 10-K
period 2000-12-31
ARCH WIRELESS COMMUNICATIONS INC
filed 2001-03-30
CIK 916122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934__X__ For the Fiscal Year Ended December 31, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from__________ to ____________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable

The aggregate market value of the voting stock held by non-affiliates of the
Registrant: Not applicable

The number of shares of Registrant's Common Stock outstanding on March 28, 2001 was 848.7501.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.   BUSINESS

GENERAL

   Arch is a leading provider of wireless messaging and information services in the United States. Currently, we primarily provide traditional paging services, which enable subscribers to receive messages on their pagers composed entirely of numbers, such as a phone number, or on some pagers, numbers and letters, which enable the subscriber to receive text messages. We have also begun to market and sell two-way wireless messaging services which enable subscribers to respond to messages or create and send wireless email messages to other wireless messaging devices (including pagers and personal digital assistants or PDAs) and to personal computers. We also offer wireless information services, such as stock quotes, news and other wireless information delivery services, voice mail, personalized greeting, message storage and retrieval, equipment loss protection and equipment maintenance for both traditional and two-way customers. These services are commonly referred to as wireless messaging and information services. Arch is a wholly-owned subsidiary of Arch Wireless, Inc. (Parent). On September 25, 2000, Arch changed its name from Arch Communications, Inc. to Arch Wireless Communications, Inc.

PAGENET MERGER

   On November 10, 2000, Paging Network Inc. (PageNet) merged with a wholly-owned subsidiary of Arch.

   Parent had signed a definitive agreement with PageNet in November 1999, however, on July 14, 2000, before the merger could take place, creditors of PageNet commenced a proceeding against PageNet under Chapter 11 of the U.S. Bankruptcy Code. PageNet filed a bankruptcy plan in order to implement the merger on modified terms agreed to by Parent and PageNet. The bankruptcy plan was confirmed by the U.S. Bankruptcy Court of the District of Delaware on October 26, 2000.

   In the merger, Parent issued approximately 89.9 million shares of Parent's common stock for all of PageNet's outstanding senior subordinated notes as well as all of PageNet's outstanding common stock. The merger was accompanied by a re-capitalization of Parent and PageNet involving an exchange of common stock for outstanding debt.

   In connection with the merger, 80.5% of the total equity of PageNet's subsidiary, Vast Solutions, Inc. was issued to PageNet's current stockholders and noteholders and Arch holds the remaining 19.5% of Vast's equity.

   Pursuant to the terms of the merger, Joseph A. Bondi, Gregg R. Daugherty, John P. Frazee, Jr. and John H. Gutfreund joined the Arch board of directors. Joseph A. Bondi and John P. Frazee, Jr. subsequently resigned from the Arch board of directors for personal reasons.

WIRELESS MESSAGING SERVICES, PRODUCTS AND OPERATIONS

   Arch is a provider of traditional paging services and two-way messaging services throughout the United States and in the U.S. Virgin Islands, Puerto Rico and Canada. Arch operates in all 50 states and the District of Columbia and in each of the 100 largest markets in the United States. Arch offers these services on a local, regional and nationwide basis employing digital networks covering more than 90% of the United States population.

   Numeric messaging service, which was introduced nearly 20 years ago, currently represents a majority of all units in service. The growth of alphanumeric messaging, which was introduced in the mid-1980s, has been constrained by its difficulties, such as inputting data, specialized equipment requirements and its relatively high use of system capacity during transmission, which has, to some extent, been relieved by deploying alternate communications pathways, such as the Internet.

   Arch launched interactive two-way messaging services, incorporating send and receive data messaging with wireless email and instant messaging applications, and other interactive features, in August 2000. Two-way messaging services allow subscribers to send and receive messages to and from any email address worldwide, send and receive messages to and from another device activated on Arch's network and access information on the Internet such as weather, sports, headline news and financial market information. Prior to August 2000, Arch offered limited two-way messaging services in the form of guaranteed receipt messaging, providing the sender with a receipt acknowledgment once the message had been received, as well as send and receive messaging, enabling multiple subscribers to send messages to each other on the device alone.

   Arch provides messaging services to subscribers for a monthly fee. Subscribers either lease the unit from Arch for an additional fixed monthly fee or they own the unit, having purchased it either from Arch or from another vendor. Units leased to subscribers require capital investment by Arch, while customer-owned units and those owned by resellers do not. The monthly service fee is generally based upon the type of service provided, the geographic area covered, the number of units provided to the customer and the period of the subscriber's commitment. Subscriber-owned units provide a more rapid recovery of Arch's capital investment than units owned by Arch, but may generate less recurring revenue. Arch also sells units to third-party resellers who lease or resell units to their own subscribers and resell Arch's wireless messaging services under marketing agreements. Resellers are responsible for sales, billing, collection and equipment maintenance costs. Arch sells other products and services, including units and accessories and unit replacement and maintenance contracts.

   Arch provides wireless information services such as voice mail, wireless information delivery services, personalized greetings, message storage and retrieval, device loss protection and device maintenance services. Voice mail allows a caller to leave a recorded message that is stored in Arch's computerized message retrieval center. When a message is left, the subscriber can be automatically alerted through the subscriber's messaging device and can retrieve the stored message by calling a designated telephone number. Personalized greetings allow the subscriber to record a message to greet callers who reach the subscriber's messaging device or voice mail box. Message storage and retrieval allows a subscriber who leaves Arch's service area to retrieve calls that arrived during the subscriber's absence from the service area. Loss protection allows subscribers who lease devices to limit their costs of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their own equipment. Wireless information services allow subscribers to receive stock quotes, news and weather through their Arch service.

   Arch launched its interactive two-way services in August 2000 with the introduction of the Arch Webster TM series of products and services. The Webster TM 100 service, initiated in August 2000, enables users to send, receive and forward data messages and email wirelessly, as well as access various other interactive services, such as retrieving content (such as stock quotes, travel information, weather and entertainment) on command, through added software applications. To enhance the operability of its send and receive messaging services, Arch also announced the Arch Message Center in October 2000, which consolidates office and Internet email accounts into a single Web-based address, accessible through two-way messaging devices as well as a personal computer with Internet access. Arch also recently announced the introduction of its Webster TM 200 services, which integrate the functionality of the Arch Webster 100 services with PDA capabilities, so that a subscriber can also maintain his or her contact and calendar data as well as beam business card and event information to other units through infrared data. Another service, operating through a two-way wireless messaging module that plugs into the back of a PDA, enables a subscriber to maintain constant connectivity with the Arch network, so that the subscriber can send messages from the PDA to email accounts as well as other devices, and access information such as stock quotes, weather and travel updates from the Internet. Other planned two-way messaging services include telemetry products, such as vehicle location services that report the location of vehicles at predetermined intervals to a Web-based map and a sales force automation product to allow sales personnel to input and process sales orders, and submit information regarding product exchanges, new accounts or address changes to its billing system, wirelessly.

SUBSCRIBERS AND MARKETING

   Arch's wireless messaging accounts are either businesses with employees who travel frequently but must be immediately accessible to their offices or customers or individuals that wish to be accessible to friends or family members. Arch's customers include proprietors of small businesses, professionals, management personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, medical personnel, sales and service organizations, specialty trade organizations, manufacturing organizations and government agencies.

   Arch markets its services through three primary sales channels: direct, reseller and retail.

   Direct. In the direct channel, Arch leases or sells equipment directly to its customers through a direct marketing and sales organization. Arch's direct customers range from individuals and small-and medium-sized businesses to Fortune 500 accounts and government agencies. Business and government accounts typically experience less turnover than consumer accounts. The direct channel will continue to have the highest priority among Arch's marketing and sales efforts, because of its critical contribution to recurring revenue. Arch has been engaged in efforts to improve sales productivity and strengthen its direct channel sales force, segments of which had previously suffered from high turnover and open positions. As of December 31, 2000, the direct channel accounted for approximately 85% of recurring revenue.

   Reseller. In the reseller channel, Arch sells access to its transmission networks in bulk to third parties, who then resell such services to consumers or small businesses or other end users. Arch offers access to its network to resellers at bulk discounted rates. The third party resellers provide customer service, are responsible for pager maintenance and repair costs, invoice the end user and retain the credit risk of the end user, although Arch retains the credit risk of the reseller. Because resellers are responsible for customer equipment, the capital costs that would otherwise be borne by Arch are reduced.

   Arch's resellers generally are not exclusive distributors of Arch's services and often have access to networks of more than one provider. Competition among service providers to attract and maintain reseller distribution is based primarily upon price, including the sale of equipment to resellers at discounted rates. Arch intends to continue to be an active participant in the reseller channel and to concentrate on accounts that are profitable and where longer term partnerships can be established with selected resellers. As of December 31, 2000, the reseller channel accounted for approximately 13% of recurring revenue.

   Retail. In the retail channel, Arch sells equipment to retailers and, after the consumer purchases the pager from the retailer, the consumer contacts Arch to activate service. The retail channel is targeted at the consumer market and consists primarily of national retail chains. Consumers served by the retail channel typically purchase, rather than lease, equipment. This reduces Arch's capital investment requirements. Subscribers obtained through retailers are billed and serviced directly by Arch. Retail distribution permits Arch to penetrate the consumer market by supplementing direct sales efforts. As of December 31, 2000, the retail channel accounted for approximately 2% of recurring revenue.

   The wireless messaging industry is highly competitive. Companies in this industry compete on the basis of price, coverage area, services offered, transmission quality, system reliability and customer service.

   Arch competes by maintaining competitive pricing of its products and services, by providing broad coverage options through high-quality, reliable transmission networks and by providing quality customer service. Arch's primary competitors in the traditional messaging market include Metrocall, Verizon Wireless and Weblink Wireless, each of which offers similar services. Other principal competitors in the two-way messaging market include Bell South Wireless Data, Skytel (a division of MCI/Worldcom) and Motient, Inc. The products and services Arch offers also compete with a broad array of wireless messaging services provided by cellular and PCS phone companies. This competition has intensified as prices for these services have declined rapidly, and these providers have incorporated messaging capability into their handsets. Many of these companies possess financial, technical and other resources greater than those of Arch. Such providers currently competing with Arch in one or more markets include AT&T Wireless, Cingular, MCI/WorldCom, Sprint PCS, Verizon and Nextel.

   Insofar as cellular, PCS and other mobile phone service providers provide subscribers with both messaging and voice service using the same hand-held device, services like cellular and PCS are more sophisticated than basic messaging services and command a greater price. The price of cellular and PCS and other mobile phone services, however, has fallen dramatically. Moreover, today many cellular and PCS providers offer basic service packages for less than $20.00 per month. By contrast, Arch management believes that currently the average revenue per month per unit in service from the direct channel of distribution is approximately $12.00.

   While cellular, PCS and other mobile phone services are more expensive than traditional messaging services, such mobile telephone service providers typically provide traditional messaging service as an element of their basic service package without additional charges. It is estimated that as much as 90% of all PCS and other mobile phone devices sold in the United States in early 2001 are capable of sending and receiving data messages, according to one analyst report. Subscribers that purchase these combined services no longer need to subscribe to a separate messaging service as well. As a result, a large number of traditional messaging customers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices for cellular, PCS and other mobile telephone services has led many customers to select combined voice and messaging services as an alternative to stand alone messaging services. Indeed, survey data indicates that roughly 20% of paging customers that drop their service do so in favor of cellular, PCS and other mobile phone services. Arch is sensitive to these technological and availability changes and is working to design competitively attractive values for the customer even in the midst of these changes by cellular, PCS and other mobile phone service providers.


ITEM 2.   PROPERTIES

   At December 31, 2000, Arch owned eight office buildings and leased office space, including its executive offices, in approximately 375 locations in 42 states. Arch leases transmitter sites and/or owns transmitters on commercial broadcast towers, buildings and other fixed structures in approximately 17,500 locations in all 50 states, the U.S. Virgin Islands and Puerto Rico. Arch's leases are for various terms and provide for monthly lease payments at various rates. Arch believes that it will be able to obtain additional space as needed at acceptable cost. Substantially all of Arch's tower sites were sold during 1998 and 1999 and Arch currently rents transmitter space.


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

   Arch has never declared or paid cash dividends on the common stock and does not intend to declare or pay cash dividends on its common stock in the foreseeable future. Covenants in the credit facility and debt obligations of Arch and its subsidiaries effectively prohibit the declaration or payment of cash dividends by Arch for the foreseeable future. For additional information, see Note 4 to the consolidated financial statements.


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

OVERVIEW

   The following discussion and analysis should be read in conjunction with Arch's consolidated financial statements and notes.

   Earnings before interest, income taxes, depreciation and amortization is a commonly used measure of financial performance in the wireless messaging industry. Adjusted earnings before interest, income taxes, depreciation and amortization is one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements. Adjusted earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. One of Arch's financial objectives is to increase its adjusted earnings before interest, income taxes, depreciation and amortization, since this is a significant source of funds for servicing indebtedness and for investment in continued growth, including purchase of messaging units, messaging system equipment, construction and expansion of messaging systems and possible acquisitions. Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies. Amounts reflected as adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing or future indebtedness, including the repayment of such indebtedness or the payment of associated interest, limitations imposed by applicable law upon the payment of dividends or distributions or capital expenditure requirements.

PAGENET MERGER

   On November 10, 2000, Parent completed its acquisition of PageNet for $1.35 billion consisting of 89,896,907 shares of Parent common stock valued at $263.4 million, the assumption of liabilities of $1.06 billion and $27.6 million of transaction costs. Substantially all of PageNet's operations were merged into a wholly-owned subsidiary of Arch. In the merger, each outstanding share of PageNet's common stock was exchanged for 0.04796505 shares of Parent's common stock. In connection with the merger, 80.5% of the total equity of PageNet's subsidiary, Vast Solutions, Inc. was issued to PageNet's current stockholders and noteholders and Arch holds the remaining 19.5% of Vast's equity.

   During the fourth quarter of 2000, Arch management commenced the development of plans to integrate PageNet operations, including the elimination of redundant headcount and facilities. It is expected that integration will be completed by December 31, 2001. Since Arch currently anticipates a net reduction of approximately 50% of PageNet's workforce and the closing of certain facilities, it established a $76.0 million acquisition reserve which is included as part of the purchase price of PageNet. The initial acquisition reserve consisted of approximately:
   o  $66.1 million for employee severance;
   o  $9.4 million for lease obligations and terminations; and
   o  $0.5 million of other costs.

   Cash payments of $29.3 million for employee severance were made in the fourth quarter of 2000, and the remaining severance costs will be paid during 2001. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2005. There can be no assurance that the desired cost savings will be achieved or that the integration of the two companies will be accomplished smoothly, expeditiously or successfully. For additional information, see Note 10 to the consolidated financial statements.

MOBILEMEDIA MERGER

   In June 1999, Parent acquired MobileMedia Communications, Inc. , which is now a wholly-owned subsidiary of Arch. Parent acquired MobileMedia for a combination of cash and Arch securities, as follows:
   o Parent paid approximately $479.0 million in cash to secured creditors of MobileMedia;

   o  Parent paid a total of $37.6 million of fees, expenses and other debts;
   o Parent issued 4,781,656 shares of its common stock to unsecured creditors of MobileMedia;
   o Parent issued 36,207,265 additional shares of its common stock to unsecured creditors of MobileMedia and Parent stockholders for a total purchase price of $217.2 million; and
   o Parent issued to four unsecured creditors, who had agreed to purchase shares not purchased by other unsecured creditors, warrants to acquire 1,225,219 shares of its common stock on or before September 1, 2001 for $9.03 per share.

   Parent also issued to the holders of its common stock and Series C preferred stock on January 27, 1999 102,964 shares of common stock and warrants to purchase 14,861,424 shares of its common stock on or before September 1, 2001 for $9.03 per share.

   Arch borrowed a total of $320.8 million to help fund the MobileMedia acquisition.

   During the third quarter of 1999, Arch's board of directors approved plans covering the elimination of redundant headcount and facilities in connection with the overall integration of operations. The integration was substantially complete at December 31, 2000. Arch established a $14.5 million acquisition reserve which is included as part of the purchase price of MobileMedia. The initial acquisition reserve consisted of approximately:
   o  $6.1 million for employee severance;
   o  $7.9 million for lease obligations and terminations; and
   o  $0.5 million of other costs.

   For additional information, see Note 10 to the consolidated financial statements.

RESULTS OF OPERATIONS

   The following table presents certain items from Arch's consolidated statements of operations as a percentage of net revenues and certain other information for the periods indicated (dollars in thousands):

                                                         Year Ended December 31,
                                                          1999             2000
                                                          ----             ----

Total revenues....................................        105.8 %           104.4 %
Cost of products sold.............................         (5.8)             (4.4)
                                                       --------          --------
Net revenues......................................        100.0             100.0
Operating expenses:
  Service, rental and maintenance.................         21.8              22.4
  Selling.........................................         13.9              13.2
  General and administrative......................         29.8              32.3
  Depreciation and amortization...................         50.8              61.2
  Restructuring charge............................         (0.4)              0.7
                                                       --------          --------

Operating income (loss)...........................        (15.9)%           (29.8)%
                                                       ========          ========

Net income (loss).................................        (40.7)%           (41.9)%
                                                       ========          ========

Adjusted EBITDA...................................         34.5 %            32.1 %
                                                       ========          ========

Cash flows provided by operating activities.......   $  100,505        $   33,162
Cash flows used in investing activities...........   $ (627,166)       $  (95,620)
Cash flows provided by financing activities.......   $  529,020        $  110,036


   Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

   Total revenues increased to $847.6 million, a 32.1% increase, in 2000 from $641.8 million in 1999 as the number of units in service increased from 6.9 million at December 31, 1999 to 11.6 million at December 31, 2000 due to the PageNet acquisition in November 2000. Net revenues (total revenues less cost of products sold) increased to $812.0 million, a 33.8% increase, at December 31, 2000 from $606.9 million at December 31 1999. Total revenues and net revenues in 1999 and 2000 were adversely affected by (1) the declining demand for traditional messaging services and (2) subscriber cancellations which led to a decrease of 889,000 units in service for the year ended December 31, 2000.

   Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the provision of messaging services and rental of leased units, increased to $791.9 million, a 33.9% increase, in 2000 from $591.4 million in 1999. The increase in revenue was due primarily to the net increase in the number of units in service from 6.9 million at December 31, 1999 to 11.6 million at December 31, 2000. The net increase in units in service was due to the acquisition of PageNet, offset by a net decrease of 889,000 units in service. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in 2000 and 1999. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $20.1 million, a 30.0% increase, in 2000 from $15.5 million in 1999, respectively, as a result of the PageNet acquisition.

   Arch believes the traditional messaging industry did not grow during 1999 and 2000, the demand for traditional messaging services will decline in the following years and that future growth in the industry, if any, will be attributable to two-way messaging and information services. As a result, Arch experienced a net decline in the number of units in service in 2000, excluding the addition of subscribers from the PageNet acquisition and expects future declines in 2001.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees, site rental expenses and repairs and maintenance expenses, increased to $182.2 million, or 22.4% of net revenues, in 2000 from $132.4 million, or 21.8% of net revenues, in 1999. Approximately half of this increase was due to the acquisition of PageNet in November 2000. The remaining increase was primarily due to a full year of expenses for the provision of alphanumeric and nationwide messaging services to a higher percentage of customers which resulted from the MobileMedia acquisition in June 1999. In 2000, there was $12.3 million of service, rental and maintenance expenses associated with the provision of two-way messaging and information services.

   Selling expenses increased to $106.8 million, or 13.2% of net revenues, in 2000 from $84.2 million, or 13.9% of net revenues, in 1999. Approximately one-third of this increase in dollar amount was due to the acquisition of PageNet. The remaining increase in dollar amount was primarily due to a full year of increased headcount associated with the MobileMedia acquisition. Selling expenses related to two-way messaging and information services were $6.5 million in 2000.

   General and administrative expenses increased to $262.6 million, or 32.3% of net revenues, in 2000 from $180.7 million, or 29.8% of net revenues, in 1999. Approximately one-third of the increase was due to increased headcount, administrative and facility costs associated with PageNet. The remaining increase was primarily due to a full year of increased headcount, administrative and facility costs associated with MobileMedia. General and administrative expenses associated with the provision of two-way messaging and information services were $6.9 million in 2000.

   Depreciation and amortization expenses increased to $496.9 million in 2000 from $308.5 million in 1999. The increase in these expenses principally reflected the acquisition of PageNet and a full year of depreciation and amortization of the assets purchased in the MobileMedia acquisition. This increase also included $19.3 and $103.5 million of incremental depreciation and amortization expense, respectively, as a result of reducing the remaining lives on messaging equipment and certain intangible assets.

   Operating losses were $241.9 million in 2000 compared to $96.8 million in 1999, as a result of the factors outlined above.

   Net interest expense increased to $140.6 million in 2000 from $98.6 million in 1999. The increase was principally attributable to an increase in Arch's outstanding debt due to the MobileMedia and PageNet acquisitions. Interest expense for 1999 and 2000 included approximately $0.9 million and $5.6 million, respectively, of accreted interest on Arch's senior debt, the payment of which was deferred.

   Arch recognized an income tax benefit of $46.0 million in 2000. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet which were available to offset deferred tax liabilities arising from the PageNet acquisition.

   Net loss increased to $340.0 million in 2000 from $247.0 million in 1999, as a result of the factors outlined above.


FACTORS AFFECTING FUTURE OPERATING RESULTS

   The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by Arch's management from time to time.

Arch may not be able to amend the terms of, or refinance, scheduled debt repayments. Failure to amend scheduled 2002 debt repayments could lead to possible defaults and liquidity problems.

   Arch's credit facility originated in June 1998 and was amended in conjunction with both the MobileMedia and PageNet acquisitions. Scheduled debt repayments between March 2002 and June 2006 were established based on expectations at the time of these transactions. Arch may not be able to repay amounts currently scheduled to be paid in 2002. If Arch's lenders do not agree to amend scheduled repayments Arch may not be able to meet its repayment obligations and its lenders could declare a default and seek immediate repayment. Such actions by Arch's lenders would prohibit interest payments on Arch's senior notes and would allow senior noteholders to declare a default and seek immediate repayment. Any action that would accelerate Arch's debt obligations could result in immediate liquidity problems.

Leverage is significant and may continue to burden Arch's operations, impair its ability to obtain additional financing, reduce the amount of cash available for operations and required debt repayments and make Arch more vulnerable to financial downturns.

   Arch has been highly leveraged, and remains leveraged to a substantial degree. Arch's ratio of total debt to latest quarter pro forma annualized adjusted earnings before interest, income taxes, depreciation and amortization was 4.0 to 1 as of December 31, 2000.

   Adjusted earnings before interest, income taxes, depreciation and amortization is not a measure defined by generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies.

   Leverage may:
   o limit Arch's ability to refinance or amend the terms of its existing debt obligations, including scheduled repayments between March 2002 and June 2006.
   o impair Arch's ability to obtain additional financing necessary for working capital, capital expenditures or other purposes on acceptable terms, if at all.
   o require a substantial portion of Arch's cash flow to be used to pay interest expense.

   Arch may not be able to reduce its financial leverage as it intends, and may not be able to achieve an appropriate balance between growth which it considers acceptable and future reductions in financial leverage. If Arch is not able to achieve continued growth in adjusted earnings before interest, income taxes, depreciation and amortization, it may not be able to amend or refinance its existing debt obligations and it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing or future debt instruments.

Restrictions under debt instruments may prevent Arch from declaring dividends, incurring or repaying debt, making acquisitions, altering lines of business or taking actions which its management considers beneficial.

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

Recent declines in Arch's units in service may continue or even accelerate; this trend may impair Arch's financial results.

   In 1999, Arch experienced a decrease of 89,000 units in service, excluding the addition of subscribers from the MobileMedia acquisition. In 2000 Arch experienced a further decrease of 2,074,000 units in service; 889,000 due to subscriber cancellations and 1,185,000 due to definitional changes. Arch believes the traditional messaging industry did not grow during 1999, the demand for traditional messaging services declined in 2000 and will continue to decline in the following years and that future growth in the wireless messaging industry will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during 2001 as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

   Cancellation of units in service can significantly affect the results of operations of wireless messaging service providers. The sale and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Because the wireless messaging business is characterized by high fixed costs, cancellations directly and adversely affect earnings before interest, income taxes, depreciation and amortization.

Competition from larger telephone, cellular and PCS companies is intensifying and may reduce Arch's revenues and adjusted earnings before interest, income taxes, depreciation and amortization.

   Wireless messaging companies like Arch, whose units in service have been declining, increasingly compete for market share against large telephone, cellular and PCS providers like AT&T Wireless, Cingular, MCI/WorldCom, Sprint PCS, Verizon and Nextel. Arch will also compete with other messaging companies that continue to offer traditional and two-way messaging services. Some competitors possess greater financial, technical and other resources than those available to Arch. If any of such competitors were to devote additional resources to their wireless messaging business or focus on Arch's historical business segments, they could secure Arch's customers and reduce demand for its products. This could materially reduce Arch's revenues and earnings before interest, income taxes, depreciation and amortization and have a material adverse effect on earnings before interest, income taxes, depreciation and amortization.

Mobile, cellular and PCS telephone companies have introduced phones and services with substantially the same features and functions as the two-way messaging products and services provided by Arch, and have priced such devices and services competitively. The future growth and profitability of Arch depends on the success of its two-way messaging services.

   Arch's two-way messaging services will compete with other available mobile wireless services, which have already demonstrated high levels of market acceptance, including cellular, PCS and other mobile phone services. Many of these other mobile wireless phone services now include wireless messaging as an adjunct service or may replace send-and-receive messaging services entirely. It is less expensive for an end user to enhance a cellular, PCS or other mobile phone with modest data capability than to use both a mobile phone and a pager. This is because the nationwide cellular, PCS and other mobile phone carriers have subsidized the purchase of mobile phones more heavily and because prices for mobile wireless services have been declining rapidly. In addition, the availability of coverage for these services has increased, making the two types of service and product offerings more comparable. Thus, companies other than Arch seeking to provide wireless messaging services may be able to bring their products to market faster or in packages of products that consumers and businesses find more valuable than those to be provided by Arch. If this occurs, Arch's market share will erode and financial operations will be impaired.

Arch may need additional capital to expand its business and to refinance existing debt, which could be difficult to obtain. Failure to obtain additional capital may preclude Arch from developing or enhancing its products, taking advantage of future opportunities, growing its business or responding to competitive pressures.

   Arch's business strategy requires substantial funds to be available to finance the continued development and future growth and expansion of its operations, including the development and implementation of two-way messaging services. Arch's future capital requirements will depend on factors that include:
   o  subscriber growth;
   o  the type of wireless messaging devices and services demanded by customers;
   o  technological developments;
   o  competitive conditions;
   o the nature and timing of Arch's strategy for developing technical resources to provide two-way messaging services; and
   o  acquisition strategies and opportunities.

Revenues and operating results may fluctuate, leading to fluctuations in trading prices and possible liquidity problems.

   Arch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for traditional messaging services and the uncertain market for two-way messaging services. Arch's current and planned expenses and debt repayment levels, are to a large extent, fixed in the short term, and are based in part on past expectations as to future revenues and cash flow growth. Arch may be unable to adjust spending in a timely manner to compensate for any past or future revenue or cash flow shortfall. It is possible that, due to these fluctuations, Arch's revenue, cash flow or operating results may not meet the expectations of securities analysts or investors. If shortfalls were to cause Arch not to meet the financial covenants or debt repayment schedules contained in its debt instruments, the debtholders could declare a default and seek immediate repayment. This may have a material adverse effect on the price of Parent's common stock and its liquidity.

Continued net losses are likely and Arch cannot predict whether it will ever be profitable.

   Arch has reported net losses in the past. Arch expects that it will continue to report net losses and cannot give any assurance about when, if ever, it is likely to attain profitability. Many of the factors that will determine whether or not Arch attains profitability are inherently difficult to predict. These include the decreased demand for traditional messaging services and the uncertain market for two-way messaging services which compete against services offered by telephone, cellular and PCS providers, new service developments and technological change.

Obsolescence in company-owned units may impose additional costs on Arch.

   Technological change may also adversely affect the value of the units owned by Arch that are leased to its subscribers. If Arch's current subscribers request more technologically advanced units, including two-way messaging devices, Arch could incur additional inventory costs and capital expenditures if required to replace units leased to its subscribers within a short period of time. Such additional costs or capital expenditures could have a material adverse effect on Arch's results of operations.

Because Arch depends on Motorola for pagers and on Glenayre for other equipment, Arch's operations may be disrupted if it is unable to obtain equipment from them in the future.

   Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. for sufficient terminals and transmitters to meet its expansion and replacement requirements. Significant delays in obtaining any of this equipment, could lead to disruptions in operations and adverse financial consequences. Arch's purchase agreement with Motorola for messaging devices expires on October 1, 2001. There can be no assurance that the agreement with Motorola for messaging devices will be renewed or, if renewed, that the renewed agreement will be on terms and conditions as favorable to Arch as those under the current agreement.

   Arch relies on third parties to provide satellite transmission for some aspects of its wireless messaging services. To the extent there are satellite outages or if satellite coverage is impaired in other ways, Arch may experience a loss of service until such time as satellite coverage is restored, which could have a material adverse effect due to customer complaints.

Challenges involved in integrating Arch and PageNet may strain Arch's capacities and may prevent the combined company from achieving intended synergies.

   Arch may not be able to successfully integrate PageNet's operations. The combination of the two companies will require, among other things, coordination of administrative, sales and marketing, customer billing and services distribution, accounting and finance functions and conversion of information and management systems. The difficulties of such integration will initially be increased by the need to coordinate geographically separate organizations and to integrate personnel with disparate business backgrounds and corporate cultures and by the fact that PageNet has suspended a significant restructuring of its own operations.

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

RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. The impact of adopting SFAS No. 133 was not material; however, adopting SFAS No. 133 could increase volatility in future earnings and other comprehensive income.

   The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. SAB 101 provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. Arch adopted SAB 101 in 2000, it did not have a material impact on its results of operations.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements

          Consolidated Balance Sheets as of December 31, 1999 and 2000

          Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2000

          Consolidated Statements of Stockholder's Equity for Each of the Three
            Years in the Period Ended December 31, 2000

          Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2000

          Notes to Consolidated Financial Statements

(a) (2)   Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

(b)       Reports on Form 8-K

          The following reports on Form 8-K were filed during the three months ended December 31, 2000.

          Current Report on Form 8-K dated November 10, 2000 (reporting the
            Company's acquisition of Paging Network, Inc.)

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

                                        ARCH WIRELESS COMMUNICATIONS, INC.


                                        By:      /s/ C. Edward Baker, Jr.
                                           -----------------------------------
                                             C. Edward Baker, Jr.
                                             Chairman of the Board and Chief
                                             Executive Officer
     March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ C. Edward Baker, Jr.       Chairman of the Board          March 29, 2001
-----------------------------     and Chief Executive Officer
   C. Edward Baker, Jr.           (principal executive officer)


   /s/ John B. Saynor             Executive Vice President,      March 29, 2001
-----------------------------     Director
   John B. Saynor


   /s/ J. Roy Pottle              Executive Vice President       March 29, 2001
-----------------------------     and Chief Financial Officer
   J. Roy Pottle                  (principal financial officer
                                  and principal accounting officer)



   /s/ R. Schorr Berman           Director                       March 29, 2001
-----------------------------
   R. Schorr Berman

   /s/ Gregg R. Daugherty         Director                       March 29, 2001
-----------------------------
   Gregg R. Daugherty

   /s/ John H. Gutfreund          Director                       March 29, 2001
-----------------------------
   John H. Gutfreund

                                  Director                       March 29, 2001
-----------------------------
   John Kornreich

   /s/ H. Sean Mathis             Director                       March 29, 2001
-----------------------------
   H. Sean Mathis

   /s/ Allan L. Rayfield          Director                       March 29, 2001
-----------------------------
   Allan L. Rayfield

                                  Director                       March 29, 2001
-----------------------------
   John A. Shane

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
Report of Independent Public Accountants....................................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000 ...............................................   F-3

Consolidated Statements of Operations for Each of the Three Years in the Period Ended
   December 31, 2000........................................................................................   F-4

Consolidated Statements of Stockholder's Equity (Deficit) for Each of the Three Years in
   the Period Ended December 31, 2000.......................................................................   F-5

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended
   December 31, 2000........................................................................................   F-6

Notes to Consolidated Financial Statements..................................................................   F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Arch Wireless Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Arch Wireless Communications, Inc., a wholly-owned subsidiary of Arch Wireless, Inc. (a Delaware corporation) (the "Company") and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Wireless Communications, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 1, 2001

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       December 31,
                                                                                    1999          2000
                                                                                -----------   -----------
                                   ASSETS
     Current assets:
        Cash and cash equivalents ...........................................   $     2,381    $    49,959
        Accounts receivable (less reserves of $16,473 and $62,749 in 1999 and
          2000, respectively) ...............................................        61,167        132,652
        Inventories .........................................................         9,101          1,760
        Prepaid expenses and other ..........................................        11,874         18,596
                                                                                -----------    -----------
          Total current assets ..............................................        84,523        202,967
                                                                                -----------    -----------
     Property and equipment, at cost:
        Land, buildings and improvements ....................................        20,503         35,959
        Messaging and computer equipment ....................................       667,820      1,333,237
        Furniture, fixtures and vehicles ....................................        26,321         56,561
                                                                                -----------    -----------
                                                                                    714,644      1,425,757
        Less accumulated depreciation and amortization ......................       314,445        443,868
                                                                                -----------    -----------
        Property and equipment, net .........................................       400,199        981,889
                                                                                -----------    -----------
        Intangible and other assets (less accumulated amortization of
          $511,006 and $685,919 in 1999 and 2000, respectively) .............       860,424        844,514
                                                                                -----------    -----------
                                                                                $ 1,345,146    $ 2,029,370
                                                                                ===========    ===========
                       LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
        Current maturities of long-term debt ................................   $     8,060    $   177,341
        Accounts payable ....................................................        30,016         55,104
        Accrued restructuring charges .......................................        17,111         60,424
        Accrued expenses ....................................................        43,629        100,631
        Accrued interest ....................................................        30,267         39,121
        Customer deposits ...................................................         7,526         18,050
        Deferred revenue ....................................................        28,175         43,409
                                                                                -----------    -----------
          Total current liabilities .........................................       164,784        494,080
                                                                                -----------    -----------
     Long-term debt, less current maturities ................................       924,132      1,454,646
                                                                                -----------    -----------
     Other long-term liabilities
                                                                                     83,285         74,479
     Deferred income taxes ..................................................          --          121,994
                                                                                -----------    -----------
     Commitments and contingencies
     Stockholder's equity:
        Common stock--$.01 par value, authorized 1,000 shares, issued and
          outstanding: 849 shares in 1999 and 2000 ..........................          --             --
        Additional paid-in capital ..........................................       902,621        953,883
        Accumulated deficit .................................................      (729,676)    (1,069,712)
                                                                                -----------    -----------
          Total stockholder's equity ........................................       172,945       (115,829)
                                                                                -----------    -----------
                                                                                $ 1,345,146    $ 2,029,370
                                                                                ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                    Years Ended December 31,
                                                               1998           1999           2000
                                                               ----           ----           ----
     Service, rental and maintenance revenues ..........   $   371,154    $   591,389    $   791,877
     Product sales .....................................        42,481         50,435         55,709
                                                           -----------    -----------    -----------
          Total revenues ...............................       413,635        641,824        847,586
     Cost of products sold .............................       (29,953)       (34,954)       (35,585)
                                                           -----------    -----------    -----------
                                                               383,682        606,870        812,001
                                                           -----------    -----------    -----------
     Operating expenses:
       Service, rental and maintenance .................        80,782        132,400        182,201
       Selling .........................................        49,132         84,249        106,797
       General and administrative ......................       112,181        180,726        262,577
       Depreciation and amortization ...................       220,172        308,464        496,873
       Restructuring charge ............................        14,700         (2,200)         5,425
                                                           -----------    -----------    -----------
          Total operating expenses .....................       476,967        703,639      1,053,873
                                                           -----------    -----------    -----------
     Operating income (loss) ...........................       (93,285)       (96,769)      (241,872)
     Interest expense ..................................       (66,143)      (100,466)      (141,696)
     Interest income ...................................         1,685          1,825          1,072
     Other expense .....................................        (1,951)       (45,081)        (3,546)
     Equity in loss of affiliate .......................        (5,689)        (3,200)          --
                                                           -----------    -----------    -----------
     Income (loss) before income tax benefit,
       extraordinary items and accounting change .......      (165,383)      (243,691)      (386,042)
     Benefit from income taxes .........................          --             --           46,006
                                                           -----------    -----------    -----------
     Income (loss) before extraordinary items and
       accounting change ...............................      (165,383)      (243,691)      (340,036)
     Extraordinary gain (loss) from early extinguishment
       of debt .........................................        (1,720)          --             --
     Cumulative effect of accounting change ............          --           (3,361)          --
                                                           -----------    -----------    -----------
     Net income (loss) .................................   $  (167,103)   $  (247,052)   $  (340,036)
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

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                  Additional                     Total
                                                        Common      Paid-in     Accumulated   Stockholder's
                                                         Stock      Capital       Deficit        Equity
                                                        -------   -----------   -----------    -----------
     Balance, December 31, 1997 .....................   $  --     $   617,563   $  (315,521)   $   302,042
        Capital contribution from Arch Wireless, Inc.      --          24,843          --           24,843
        Net loss ....................................      --            --        (167,103)      (167,103)
                                                        -------   -----------   -----------    -----------
     Balance, December 31, 1998 .....................      --         642,406      (482,624)       159,782
        Capital contribution from Arch Wireless, Inc.      --         260,215          --          260,215
        Net loss ....................................      --            --        (247,052)      (247,052)
                                                        -------   -----------   -----------    -----------
     Balance, December 31, 1999 .....................      --         902,621      (729,676)       172,945
        Capital contribution from Arch Wireless, Inc.      --          51,262          --           51,262
        Net loss ....................................      --            --        (340,036)      (340,036)
                                                        -------   -----------   -----------    -----------
     Balance, December 31, 2000 .....................   $  --     $   953,883   $(1,069,712)   $  (115,829)
                                                        =======   ===========   ===========    ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Years Ended December 31,
                                                                     1998         1999         2000
                                                                     ----         ----         ----
     Cash flows from operating activities:
       Net income (loss) ......................................   $(167,103)   $(247,052)   $(340,036)
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
          Depreciation and amortization .......................     220,172      308,464      496,873
          Deferred income tax benefit .........................        --           --        (46,006)
          Extraordinary loss from early extinguishment of debt        1,720         --           --
          Cumulative effect of accounting change ..............        --          3,361         --
          Equity in loss of affiliate .........................       5,689        3,200         --
          Accretion of discount on senior notes ...............         141          864        5,588
          Gain on Tower Site Sale .............................      (1,859)      (1,871)      (1,983)
          Write-off of N-PCS investments ......................        --         37,498         --
          Accounts receivable loss provision ..................       8,545       15,265       32,995
          Changes in assets and liabilities, net of effect from
            acquisitions of companies:
            Accounts receivable ...............................      (9,151)     (18,369)     (41,081)
            Inventories .......................................       2,314        1,728        7,341
            Prepaid expenses and other ........................      (3,090)       7,000        8,465
            Accounts payable and accrued expenses .............      24,649       (2,938)     (74,658)
            Customer deposits and deferred revenue ............         549       (7,554)      (8,398)
            Other long-term liabilities .......................       1,634          909       (5,938)
                                                                  ---------    ---------    ---------
     Net cash provided by operating activities ................      84,210      100,505       33,162
                                                                  ---------    ---------    ---------
     Cash flows from investing activities:
       Additions to property and equipment, net ...............     (79,249)     (95,208)    (126,743)
       Additions to intangible and other assets ...............     (33,935)     (18,443)     (12,419)
       Net proceeds from tower site sale ......................      30,316        3,046         --
       Acquisitions of companies, net of cash acquired ........        --       (516,561)      43,542
                                                                  ---------    ---------    ---------
     Net cash used for investing activities ...................     (82,868)    (627,166)     (95,620)
                                                                  ---------    ---------    ---------
     Cash flows from financing activities:
       Issuance of long-term debt .............................     460,964      473,783      173,000
       Repayment of long-term debt ............................    (489,014)    (162,059)     (63,560)
       Capital contribution from Arch Wireless, Inc. ..........      24,843      217,296          596
                                                                  ---------    ---------    ---------
     Net cash provided by (used in) financing activities ......      (3,207)     529,020      110,036
                                                                  ---------    ---------    ---------
     Net (decrease) increase in cash and cash equivalents .....      (1,865)       2,359       47,578
     Cash and cash equivalents, beginning of period ...........       1,887           22        2,381
                                                                  ---------    ---------    ---------
     Cash and cash equivalents, end of period .................   $      22    $   2,381    $  49,959
                                                                  =========    =========    =========
     Supplemental disclosure:
       Interest paid ..........................................   $  56,249    $  90,249    $ 127,246
                                                                  =========    =========    =========
       Liabilities assumed in acquisitions of companies .......   $    --      $ 134,429    $ 995,838
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

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Organization--Arch Wireless Communications, Inc. ("Arch" or the "Company") is a leading provider of wireless messaging and information services in the United States. Currently, Arch primarily provides traditional paging services, which enable subscribers to receive messages on their pagers composed entirely of numbers, such as a phone number, or on some pagers, numbers and letters, which enable subscribers to receive text messages. Arch has also begun to market and sell two-way wireless messaging services which enable subscribers to respond to messages or create and send wireless email messages to other wireless messaging devices (including pagers and personal digital assistants or PDAs) and to personal computers. Arch also offers wireless information services, such as stock quotes, news and other wireless information delivery services, voice mail, personalized greeting, message storage and retrieval, equipment loss protection and equipment maintenance. These services are commonly referred to as wireless messaging and information services. Arch is a wholly-owned subsidiary of Arch Wireless, Inc. ("Parent"). On September 25, 2000, Arch changed its name from Arch Communications, Inc. to Arch Wireless Communications, Inc.

   Risks and Other Important Factors--Arch sustained net losses of $167.1 million, $247.1 million and $340.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. Arch's loss from operations for the year ended December 31, 2000 was $241.9 million. In addition, at December 31, 2000, Arch had an accumulated deficit of approximately $115.8 million and a deficit in working capital of $291.1 million, although $175.2 million of current maturities of long term debt were repaid in February 2001, see Note 4 for description of the transaction. Arch's losses from operations and net losses are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable.

   Arch's operations require the availability of substantial funds to finance the maintenance and growth of its existing messaging operations, its subscriber base and to enhance and expand its two-way messaging networks. At December 31, 2000, Arch had approximately $1,632.0 million outstanding under its credit facility, senior notes, capital leases and other long-term debt. Amounts available under its credit facility are subject to certain financial covenants and other restrictions. At December 31, 2000, Arch was in compliance with each of the covenants under its credit facility. Arch's ability to borrow additional amounts in the future, including amounts currently available under the credit facility is dependent on Arch's ability to comply with the provisions of its credit facility as well as the availability of financing in the capital markets. At December 31, 2000, Arch had $4.0 million of borrowings available under its credit facility. Arch believes that based on its current cash position and projected requirements, Arch will have sufficient cash to fund operations through December 31, 2001. It believes that its capital needs for the foreseeable future will be funded with available cash on hand, borrowings under current and future credit facilities, net cash provided by operations and, depending on Arch's needs and market conditions, possible sales of debt securities. For additional information, see Note 4.

   Arch is also subject to additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, government regulation and subscriber turnover.

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

   Revenue Recognition--Arch recognizes revenue under rental and service agreements with customers as the related services are performed. Maintenance revenues and related costs are recognized ratably over the respective terms of the agreements. Sales of equipment are recognized upon delivery. In some cases, Arch enters into transactions which include the sale of both products and services. The Company allocates the value of the arrangement to each element based on the residual method. Under the residual method, the fair value of the undelivered elements, typically services, is deferred and subsequently realized when earned. Commissions are recognized as an expense when incurred. On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. Arch adopted SAB 101 in 2000, it did not have a material impact on its results of operations.

   Cash Equivalents--Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less.

   Inventories--Inventories consist of new messaging devices, which are held primarily for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

   Property and Equipment--Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the first-in, first-out method. Property and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

                                                                    Estimated
   Asset Classification                                            Useful Life
   --------------------                                            -----------
   Buildings and improvements..................................     20 Years
   Leasehold improvements......................................    Lease Term
   Messaging devices...........................................      2 Years
   Messaging and computer equipment............................     3-8 Years
   Furniture and fixtures......................................     5-8 Years
   Vehicles....................................................      3 Years

   Depreciation and amortization expense related to property and equipment totaled $101.1 million, $144.9 million and $210.9 million for the years ended December 31, 1998, 1999 and 2000, respectively.

   On October 1, 2000, Arch revised the estimated depreciable life of its subscriber equipment from three to two years. The change in useful life resulted from Arch's expectations regarding future usage periods for subscriber devices considering current and projected technological advances and customer desires for new messaging technology. As a result of this change depreciation expense increased approximately $19.3 million in the fourth quarter of 2000.

   Long-Lived Assets--In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" Arch evaluates the recoverability of its carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent impairment is identified, Arch reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows. To date, Arch has not had any such impairments.

   Fair Value of Financial Instruments--Arch's financial instruments, as defined under SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", include its cash, its debt financing and interest rate protection agreements. The fair value of cash is equal to the carrying value at December 31, 1999 and 2000. The fair value of the debt and interest rate protection agreements are included in Note 4.

   Derivative Instruments and Hedging Activities--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. The impact of adopting SFAS No.

133 was not material; however, adopting SFAS No. 133 could increase volatility in future earnings and other comprehensive income.


2. Acquisitions

   On June 3, 1999 Arch completed its acquisition of MobileMedia Communications, Inc. for $671.1 million, consisting of cash paid of $516.6 million, including direct transaction costs, 4,781,656 shares of Parent common stock valued at $20.1 million and the assumption of liabilities of $134.4 million. The cash payments were financed through the issuance of approximately 36.2 million shares of Parent common stock (including approximately 5.4 million shares of Parent Class B common stock) in a rights offering for $6.00 per share, the issuance of $147.0 million principal amount of 13 3/4% senior notes due 2008 (see Note 4) and additional borrowings under the Company's credit facility.

   Parent issued to four unsecured creditors, who had agreed to purchase shares not purchased by other unsecured creditors in the rights offering, warrants to acquire 1,225,219 shares of its common stock on or before September 1, 2001 for $9.03 per share. The fair value of these warrants was determined to be immaterial.

   The acquisition was accounted for as a purchase and the results of MobileMedia's operations have been included in the consolidated financial statements from the date of acquisition.

   The liabilities assumed in the MobileMedia transaction, referred to above, include an unfavorable lease accrual related to MobileMedia's rentals on communications towers, which were in excess of market rental rates. This accrual amounted to approximately $52.9 million and is included in other long-term liabilities. This accrual is being amortized over the remaining lease term of 12 3/4 years. Concurrent with the consummation of the MobileMedia acquisition, Arch developed a plan to integrate the operations of MobileMedia. The liabilities assumed, referred to above, includes a $14.5 million restructuring accrual to cover the costs to eliminate redundant headcount and facilities in connection with the overall integration of operations (see Note 10).

   On November 10, 2000, Arch completed its acquisition of Paging Network, Inc. (PageNet) for $1.35 billion consisting of 89,896,907 shares of Parent common stock valued at $263.4 million, the assumption of liabilities of $1.06 billion, including a deferred tax liability of $168.0 million arising in purchase accounting, and $27.6 million of transaction costs. In the merger, each outstanding share of PageNet's common stock was exchanged for 0.04796505 shares of Parent's common stock.

   In connection with the merger, 80.5% of the total equity of PageNet's subsidiary, Vast Solutions, Inc. was issued to PageNet's current stockholders and noteholders and Arch holds the remaining 19.5% of Vast's equity.

   The purchase price for these acquisitions was allocated based on the fair values of assets acquired and liabilities assumed. The purchase price allocation for PageNet is preliminary as of December 31, 2000, and the Company expects it to be finalized over the next three quarters. The acquisition was accounted for as a purchase, and the results of PageNet's operations have been included in the consolidated financial statements from the date of acquisition.

   Concurrent with the consummation of the PageNet acquisition, Arch management developed a plan to integrate the operations of PageNet. The liabilities assumed in the PageNet transaction, referred to above, include a $76.0 million restructuring accrual related to the costs to eliminate redundant headcount and facilities in connection with the overall integration of operations (see Note
10).

   The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the period presented, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been completed at the beginning of the period presented, or of results that may occur in the future.


                                                                                    Year Ended          Year Ended
                                                                                 December 31, 1999  December 31, 2000
                                                                                 -----------------  -----------------
                                                                                     (unaudited and in thousands)
   Revenues................................................................       $    1,785,586     $    1,513,536
   Income (loss) before extraordinary item.................................             (376,447)          (509,192)
   Net income (loss).......................................................             (386,771)          (463,186)


3. Intangible and Other Assets

   Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                                                                 December 31,
                                                                                             1999            2000
                                                                                             ----            ----
   Purchased Federal Communications Commission licenses...........................      $    354,246    $    276,419
   Purchased subscriber lists.....................................................           239,114         369,867
   Goodwill.......................................................................           249,010         163,027
   Deferred financing costs.......................................................            12,796          21,172
   Other..........................................................................             5,258          14,029
                                                                                        ------------    ------------
                                                                                        $    860,424    $    844,514
                                                                                        ============    ============

   Amortization expense related to intangible and other assets totaled $119.1 million, $163.6 million and $286.0 million for the years ended December 31, 1998, 1999 and 2000, respectively.

   During the fourth quarter of 2000, the Company reviewed the remaining lives of its intangible assets. Due to the nature of change in the traditional messaging industry and the new technologies for two-way messaging, effective October 1, 2000 the Company changed the remaining lives on purchased subscriber lists, purchased Federal Communications Commission licenses and goodwill which resulted from acquisitions prior to 2000 as follows:

                                                                                        Book Value at
                                                                                         December 31,   Estimated
   Intangible Asset Classification                                                          2000       Useful Life
   -------------------------------                                                          ----       -----------
   Purchased Federal Communications Commission licenses...........................      $  276,419      24 Months
   Purchased subscriber lists.....................................................         137,426      12 Months
   Goodwill.......................................................................         163,027      12 Months

   These changes resulted in additional amortization expense in 2000 of $103.5 million.

   The purchased subscriber list, acquired in conjunction with the acquisition of PageNet had a net book value at December 31, 2000 of $232.4 million and is being amortized over a three year period.

   Deferred financing costs incurred in connection with Arch's credit agreements (see Note 4) are being amortized over periods not to exceed the terms of the related agreements. As credit agreements are amended and restated, unamortized deferred financing costs are written off as an extraordinary charge. During 1998, a charge of $1.7 million was recognized in connection with the closing of a new credit facility.

   Other assets consist of a note receivable from Vast, contract rights, organizational and Federal Communications Commission application and development costs which are amortized using the straight-line method over their estimated useful lives, not exceeding ten years.

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

   N-PCS Investments--In connection with Arch's May 1996 acquisition of Westlink Holdings, Inc., Arch acquired Westlink's 49.9% share of the capital stock of Benbow PCS Ventures, Inc. Benbow holds exclusive rights to a 50kHz outbound/12.5kHz inbound narrowband PCS license in each of the five regions of the United States. Arch's investment in Benbow was accounted for under the equity method whereby Arch's share of Benbow's losses, since the acquisition date of Westlink, are recognized in Arch's accompanying consolidated statements of operations under the caption equity in loss of affiliate.

   In June 1999, Arch, Benbow and Benbow's controlling stockholder, agreed that:
   o the shareholders agreement, the management agreement and the employment agreement governing the establishment and operation of Benbow would be terminated;
   o Benbow would not make any further Federal Communications Commission payments and would not pursue construction of a narrowband PCS system;
   o Arch would not be obligated to fund Federal Communications Commission payments or construction of a narrowband PCS system by Benbow;
   o the parties would seek Federal Communications Commission approval of the forgiveness of Benbow's remaining payment obligations and the transfer of the controlling stockholder's equity interest in Benbow to Arch;
   o the closing of the transaction would occur on the earlier of January 23, 2001 or receipt of Federal Communications Commission approval;
   o Arch would pay the controlling stockholder, in installments, an aggregate amount of $3.5 million if the transaction closes before January 23, 2001 or $3.8 million if the transaction closes on January 23, 2001.

   As a result of these arrangements, Benbow does not have any meaningful business operations and is unlikely to retain its narrowband PCS licenses. Therefore, Arch wrote off substantially all of its investment in Benbow in the amount of $8.2 million in June 1999. Arch accrued the payment to the controlling stockholder of $3.8 million and legal and other expenses of approximately $1.0 million, which are included in accrued expenses. In addition, Parent guaranteed Benbow's obligations in conjunction with Benbow's June 1998 purchase of the stock of PageCall. Since Benbow was unable to meet these obligations and Parent was required to settle the obligation in its stock, Arch recorded the issuance of $22.8 million of Parent's common stock as a capital contribution from Parent and as a charge to operations in June 1999, to satisfy the obligation. In April 2000, Parent issued the stock to the shareholders of PageCall.

   On November 8, 1994, CONXUS Communications, Inc. was successful in acquiring the rights to an interactive messaging license in five designated regions in the United States from the Federal Communications Commission narrowband wireless spectrum auction. On May 18, 1999, CONXUS filed for Chapter 11 protection in the U.S. Bankruptcy Court in Delaware, which case was converted to a case under Chapter 7 on August 17, 1999. In June 1999, Arch wrote-off its $6.5 million investment in CONXUS. On November 3, 1999, in order to document its disposition of any interest it has, if any, in CONXUS, Arch offered to transfer to CONXUS its shares in CONXUS for no consideration. The Chapter 7 trustee accepted this offer on December 9, 1999.

   All of the above charges, totaling $42.3 million, are included in other expense in 1999 in the accompanying statement of operations.

4. Long-term Debt

   Long-term debt consisted of the following (in thousands):

                                                                                  December 31,
                                                            ------------------------------------------------------
                                                                        1999                        2000
                                                                        ----                        ----
                                                            Carrying Value  Fair Value  Carrying Value  Fair Value
                                                            --------------  ----------  --------------  ----------
   Senior Bank Debt.......................................  $    438,940    $  438,940   $  1,135,113   $1,070,757
   9 1/2% Senior Notes due 2004...........................       125,000        95,000        125,000       85,000
   14% Senior Notes due 2004..............................       100,000        83,000        100,000       75,000
   12 3/4% Senior Notes due 2007..........................       127,887       101,030        128,168       46,140
   13 3/4% Senior Notes due 2008..........................       140,365       113,685        141,167       50,820
   Other..................................................            --            --          2,539        2,539
                                                            ------------                 ------------
                                                                 932,192                    1,631,987
     Less--Current maturities.............................         8,060                      177,341
                                                            ------------                 ------------
     Long-term debt.......................................  $    924,132                 $  1,454,646
                                                            ============                 ============


   Arch's debt financing primarily consists of senior bank debt and fixed rate senior notes. Arch's senior bank debt trades on a limited basis, therefore the fair value at December 31, 2000 was determined with reference to market quotes. Arch's fixed rate senior notes are traded publicly. The fair values of the fixed rate senior notes were based on current market quotes as of December 31, 1999 and 2000.

   Senior Bank Debt--The Company, through its operating subsidiary, Arch Wireless Holdings, Inc. (AWHI) has a senior credit facility in the current amount of $1,298.8 million consisting of (i) a $157.5 million tranche A reducing revolving facility, (ii) a $95.0 million tranche B term loan, (iii) a $746.4 million tranche B-1 term loan which is recorded net of $159.7 million discount at December 31, 2000, and (iv) a $299.9 million tranche C term loan.

   The tranche A facility began reducing on a quarterly basis on September 30, 2000 and will mature on June 30, 2005. The tranche B term loan began amortizing in quarterly installments on September 30, 2000, with an ultimate maturity date of June 30, 2005. The tranche B-1 term loan will be amortized in quarterly installments commencing March 31, 2001, with an ultimate maturity date of June 30, 2006. The tranche C term loan began amortizing in annual installments on December 31, 1999, with an ultimate maturity date of June 30, 2006. In addition to these scheduled reductions and repayments, AWHI is required to repay $110 million of senior bank debt no later than November 10, 2001, with such amount being applied on a pro rata basis to the tranche B, tranche B-1 and tranche C term loans.

   AWHI's obligations under the senior credit facility are secured by its pledge of its interests in certain of its operating subsidiaries. The senior credit facility is guaranteed by Parent, Arch and certain of Arch's operating subsidiaries. Parent's guarantee is secured by a pledge of Parent's stock and notes in Arch, and the guarantees of Arch and the operating subsidiaries are secured by a security interest in certain assets of those operating subsidiaries.

   Borrowings under the senior credit facility bear interest based on a reference rate equal to either the agent bank's alternate base rate or LIBOR, in each case plus a margin (3.375% on tranche A, tranche B and tranche B-1 and 6.875% on tranche C at December 31, 2000) based on specified ratios of debt to annualized earnings before interest, income taxes, depreciation and amortization.

   The senior credit facility requires payment of fees on the daily average amount available to be borrowed under the tranche A facility. These fees vary depending on specified ratios of total debt to annualized earnings before interest, income taxes, depreciation and amortization.

   The senior credit facility requires that at least 50% of Arch's total debt, including outstanding borrowings under the senior credit facility, be subject to a fixed interest rate or interest rate protection agreements. Entering into interest rate protection agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. In the event of nonperformance by the counterparty to these interest rate protection agreements, Arch would be subject to the prevailing interest rates specified in the senior credit facility.

   Arch had off-balance-sheet interest rate protection agreements consisting of an interest rate cap with a notional amount of $10.0 million, at December 31, 1999 and interest rate swaps with an aggregate notional amount of $400.0 million at December 31, 2000. The cost to terminate the outstanding interest rate cap and interest rate swaps at December 31, 1999 and 2000 would have been $4.5 million and $9.1 million, respectively.

   Under the interest rate swap agreements, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the quarterly reset dates specified by the terms of the contracts. No interest rate swaps on the senior credit facility were outstanding at December 31, 1999. At December 31, 2000, the Company had a net payable of $501 thousand, on the interest rate swaps.

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

   In addition, the senior credit facility requires Arch and its subsidiaries to meet certain financial covenants, including ratios of earnings before interest, income taxes, depreciation and amortization to fixed charges, earnings before interest, income taxes, depreciation and amortization to debt service, earnings before interest, income taxes, depreciation and amortization to interest service and total indebtedness to earnings before interest, income taxes, depreciation and amortization. As of December 31, 2000, Arch and its operating subsidiaries were in compliance with the covenants of the senior credit facility.

   As of December 31, 2000, $1,294.8 million was outstanding and $4.0 million was available under the senior credit facility. At December 31, 2000, such advances bore interest at an average annual rate of 9.73%.

   Senior Notes--Interest on Arch's 13 3/4% senior notes due 2008, 12 3/4% senior notes due 2007, 14% senior notes due 2004 and 9 1/2% senior notes due 2004 (collectively, the "Senior Notes") is payable semiannually. The Senior Notes contain certain restrictive and financial covenants, which, among other things, limit the ability of Arch to:
   o  incur additional indebtedness;
   o  pay dividends;
   o  grant liens on its assets;
   o  sell assets;
   o  enter into transactions with related parties;
   o  merge, consolidate or transfer substantially all of its assets;
   o  redeem capital stock or subordinated debt;
   o  make certain investments.

   The Senior Notes are generally unsecured, however, the 9 1/2% Notes and 14% Notes are secured on a pari passu basis with the lenders under the senior credit facility in the assets of certain subsidiaries of AWHI.

   During 1998, Arch entered into interest rate swap agreements in connection with the 14% notes. Under the interest rate swap agreements, Arch effectively reduced the interest rate on the 14% notes from 14% to the fixed swap rate of 9.45%. As of December 31, 1999, one of these interest rate swap agreements remained outstanding with a notional amount of $107 million. In December 2000, the Company restructured the $107 million interest rate swap. Under the terms of the restructured interest rate swap between AWHI and the counterparty, the notional amount was increased to $350 million and the fixed swap rate was reduced to 7.1% (see Senior Bank Debt). In the event of nonperformance by the counterparty to these interest rate protection agreements, Arch would be subject to the 14% interest rate specified on the notes. As of December 31, 2000, Arch had received $5.2 million in excess of the amounts paid under the swap agreements, which is included in other long-term liabilities in the accompanying balance sheet.

   Maturities of Debt--Scheduled long-term debt maturities at December 31, 2000 are as follows (in thousands):

   Year Ending December 31,
   2001.....................................................     $     177,341
   2002.....................................................           153,765
   2003.....................................................           191,222
   2004.....................................................           437,102
   2005.....................................................           201,867
   Thereafter...............................................           630,407
                                                                 -------------
                                                                     1,791,704
   Less--Discount on assumed bank debt......................           159,717
                                                                 -------------
                                                                 $   1,631,987
                                                                 =============

   In February 2001, Arch used a portion of the proceeds received in the Nextel transaction (see Note 12) to voluntarily prepay $175.2 million of amortization scheduled to occur under its senior credit facility during 2001. Following this transaction, amounts outstanding under the senior credit facility totaled $1,119.6 million and consisted of (i) a $122.5 million tranche A reducing revolving facility, (ii) a $64.1 million tranche B term loan, (iii) a $662.7 million tranche B-1 term loan, and (iv) a 270.3 million tranche C term loan. Mandatory reductions of the tranche A facility and amortization of the tranche B, tranche B-1 and tranche C term loans will commence on March 31, 2002 in accordance with the terms of the senior credit facility.


5. Income Taxes

   Arch accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

   The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets at December 31, 1999 and 2000 are as follows (in thousands):

                                                                                                     1999       2000
                                                                                                     ----       ----
   Deferred tax assets.......................................................................    $ 312,527   $ 275,211
   Deferred tax liabilities..................................................................      (41,617)   (132,884)
                                                                                                 ---------   ---------
                                                                                                   270,910     142,327
   Valuation allowance.......................................................................     (270,910)   (264,321)
                                                                                                 ---------   ---------
                                                                                                 $     --    $(121,994)
                                                                                                 =========   =========

   The approximate effect of each type of temporary difference and carryforward at December 31, 1999 and 2000 is summarized as follows (in thousands):

                                                                                                     1999       2000
                                                                                                     ----       ----
   Net operating losses......................................................................    $ 174,588   $ 231,795
   Intangibles and other assets..............................................................       36,029     (45,902)
   Depreciation of property and equipment....................................................       42,703     (53,405)
   Accruals and reserves.....................................................................       17,590       9,839
                                                                                                 ---------   ---------
                                                                                                   270,910     142,327
   Valuation allowance.......................................................................     (270,910)   (264,321)
                                                                                                 ---------   ---------
                                                                                                 $     --    $(121,994)
                                                                                                 =========   =========

   The effective income tax rate differs from the statutory federal tax rate primarily due to the nondeductibility of goodwill amortization and the inability to recognize the benefit of current net operating loss (NOL) carryforwards. The NOL carryforwards expire at various dates through 2015. The Internal Revenue Code contains provisions that may limit the NOL carryforwards available to be used in any given year if certain events occur, including significant changes in ownership, as defined. The Company has experienced such changes in ownership and as a result the utilization of net operation losses in any one year are significantly limited for income tax purposes.

   The Company has established a valuation reserve against its net deferred tax asset until it becomes more likely than not that this asset will be realized in the foreseeable future. A portion of the valuation allowance at December 31, 2000, will be recorded against goodwill when and if realized.


6. Commitments and Contingencies

   Arch, from time to time is involved in lawsuits arising in the normal course of business. Arch believes that its pending lawsuits will not have a material adverse effect on its financial position or results of operations.

   Arch has operating leases for office and transmitting sites with lease terms ranging from one month to approximately fifty years. In most cases, Arch expects that, in the normal course of business, leases will be renewed or replaced by other leases.

   Future minimum lease payments under noncancellable operating leases at December 31, 2000 are as follows (in thousands):

   Year Ending December 31,
   2001............................................................................................      $    83,477
   2002............................................................................................           65,831
   2003............................................................................................           50,497
   2004............................................................................................           36,726
   2005............................................................................................           27,618
   Thereafter......................................................................................          124,472
                                                                                                         -----------
       Total.......................................................................................      $   388,621
                                                                                                         ===========

   Total rent expense under operating leases for the years ended December 31, 1998, 1999 and 2000 approximated $19.6 million, $48.3 million and $80.9 million, respectively.


7. Employee Benefit Plans

   Retirement Savings Plans--Arch has retirement savings plans, qualifying under
Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. Under the plans, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. The plans provide for employer matching contributions. Matching contributions for the years ended December 31, 1998, 1999 and 2000 approximated $278,000, $960,000 and $1.2 million, respectively.

   Stock Options--Employees of Arch are eligible to be granted options under Parent's stock option plans which provide for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase Parent common stock. Incentive stock options are granted at exercise prices not less than the fair market value on the date of grant. Options generally vest over a five-year period from the date of grant. However, in certain circumstances, options may be immediately exercisable in full. Options generally have a duration of 10 years. The plans provide for the granting of options to purchase a total of 9,131,865 shares of common stock.

   As a result of the PageNet merger, each outstanding option to purchase PageNet common stock became fully exercisable and vested and was converted into an option to purchase the same number of shares of Parent common stock that the holder of the option would have received in the merger if the holder had exercised the option immediately prior to the merger.

   On December 16, 1997, the Compensation Committee of the board of directors of Arch authorized the Company to offer an election to its employees who had outstanding options at a price greater than $15.19 to cancel such options and accept new options at a lower price. In January 1998, as a result of this election by certain of its employees, the Company canceled 361,072 options with exercise prices ranging from $17.82 to $61.88 and granted the same number of new options with an exercise price of $15.19 per share, the fair market value of the stock on December 16, 1997.

   The following table summarizes the activity under Parent's stock option plans for the periods presented:

                                                                                                       Weighted
                                                                                           Number       Average
                                                                                             of        Exercise
                                                                                          Options       Price
                                                                                        -----------   ---------
   Options outstanding at December 31, 1997.......................................          453,643   $   29.22
      Granted.....................................................................          656,096       14.27
      Exercised...................................................................          (31,344)       9.38
      Terminated..................................................................         (429,627)      28.54
                                                                                        -----------   ---------
   Options outstanding at December 31, 1998.......................................          648,768       15.51
      Granted.....................................................................        1,295,666        7.80
      Exercised...................................................................               --         --
      Terminated..................................................................         (109,672)      13.89
                                                                                        -----------   ---------
   Options outstanding at December 31, 1999.......................................        1,834,762       10.16
      Granted.....................................................................        6,147,950        4.07
      Assumed in merger...........................................................          410,183      161.63
      Exercised...................................................................               --         --
      Terminated..................................................................         (445,903)      17.46
                                                                                        -----------   ---------
   Options outstanding at December 31, 2000.......................................        7,946,992       12.86
                                                                                        ===========   =========
   Options exercisable at December 31, 2000.......................................          976,576   $   70.83
                                                                                        ===========   =========

   The following table summarizes the options outstanding and options exercisable by price range at December 31, 2000:

                                                        Weighted
                                                        Average      Weighted                   Weighted
                                                       Remaining     Average                     Average
                                          Options     Contractual    Exercise     Options       Exercise
   Range of Exercise Prices             Outstanding       Life        Price     Exercisable       Price
   ------------------------             -----------       ----        -----     -----------       -----
    $  0.97--$  0.97..............       2,393,000        9.95       $  0.97             --      $   --
       2.47--   6.06..............       3,561,050        9.36          6.05         38,000         4.70
       6.09--  15.19..............       1,576,026        8.03          9.71        524,049        11.44
      17.12-- 127.70..............         165,814        7.95         59.87        163,425        60.46
     127.70-- 322.18..............         251,102        6.65        211.55        251,102       211.55
    -------  -------                  ------------        ----       -------     ----------      -------
    $  0.97--$322.18..............       7,946,992        9.16       $ 12.86        976,576      $ 70.83
    =======  =======                  ============        ====       =======     ==========      =======

   Employee Stock Purchase Plans--Employees of the Company may participate in Parent's employee stock purchase plans which allow eligible employees the right to purchase Parent common stock, through payroll deductions not exceeding 10% of their compensation, at the lower of 85% of the market price at the beginning or the end of each six-month offering period. During 1998, 1999 and 2000, 85,996, 34,217 and 459,133 shares were issued at an average price per share of $6.39, $5.60 and $1.25, respectively. At December 31, 2000, 6,650 shares are available for future issuance.

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

                                                                                      Years Ended December 31,
                                                                                  1998          1999          2000
                                                                                  ----          ----          ----
                                                                                          (in thousands)
   Net income (loss), as reported.........................................     $(167,103)    $(247,052)    $(340,036)
   Net income (loss), pro forma...........................................      (169,117)     (249,536)     (345,490)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In computing these pro forma amounts, Arch has assumed risk-free interest rates of 4.5% - 6%, an expected life of 5 years, an expected dividend yield of zero and an expected volatility of 50% - 93%.

   The weighted average fair values (computed consistent with SFAS No. 123) of options granted under all plans in 1998, 1999 and 2000 were $8.34, $5.56 and $3.01, respectively. The weighted average fair value of shares sold under the employee stock purchase plans in 1998, 1999 and 2000 was $5.64, $3.13 and $2.72, respectively.


8. Related Party Transactions

   Intercompany Transactions with Arch Wireless, Inc.-- On June 29, 1998, two partnerships managed by Sandler Capital Management Company, Inc., an investment management firm, together with certain other private investors, made an equity investment in Parent of $25.0 million in the form of series C convertible preferred stock of Parent. Simultaneously, Parent contributed to Arch as an equity investment $24.0 million of the net proceeds from the sale of series C preferred stock, Arch contributed such amount to AWHI as an equity investment and AWHI used such amount to repay indebtedness under it's existing credit facility as part of the establishment of the senior credit facility.

9. Long-term Liabilities

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

   Arch entered into options to repurchase each site and until this continuing involvement ends the gain on the sale of the tower sites is deferred and included in other long-term liabilities. At December 31, 2000, approximately $20.2 million of the gain is deferred and approximately $1.9 million, $1.9 million and $2.0 million of this gain has been recognized in the statement of operations and is included in operating income for each of the years ended December 31, 1998, 1999 and 2000, respectively.

   Also included in other long-term liabilities is an unfavorable lease accrual related to MobileMedia's rentals on communications towers which were in excess of market rental rates (see Note 2). At December 31, 2000, the remaining balance of this accrual was approximately $49.1 million. This accrual is being amortized over the term of the leases with approximately 12 3/4 years remaining at December 31, 2000.


10. Restructuring Reserves

   Divisional reorganization--In June 1998, Arch's board of directors approved a reorganization of Arch's operations. This reorganization consisted of the consolidation of certain regional administrative support functions, such as customer service, collections, inventory and billing, to reduce redundancy and take advantage of various operating efficiencies. Arch recognized a restructuring charge of $14.7 million in 1998 related to the divisional reorganization.

   In conjunction with the completion of the MobileMedia merger in June 1999, the timing and implementation of the divisional reorganization was reviewed by Arch management in the context of the combined company integration plan. Pursuant to this review, the Company identified certain of its facilities and network leases that would not be utilized following the MobileMedia integration, resulting in an additional charge of $2.6 million. This charge was offset by $4.8 million of reductions to previously provided severance and other costs in conjunction with the divisional reorganization.

   During the third quarter of 1999, Arch's board of directors approved an integration plan to eliminate redundant headcount, facilities and tower sites of MobileMedia in connection with the completion of the MobileMedia acquisition. The plan anticipated a net reduction of approximately 10% of MobileMedia's workforce and the closing of certain facilities and tower sites, which resulted in the establishment a $14.5 million acquisition reserve which was included in the MobileMedia purchase price allocation. The initial acquisition reserve consisted of approximately (i) $6.1 million for employee severance, (ii) $7.9 million for lease obligations and terminations and (iii) $0.5 million of other costs.

   During 2000, Arch completed the actions under the divisional reorganization and the MobileMedia integration plans. Arch reevaluated the reserves and determined that each of the reserve balances were adequate to cover the remaining cash payments which consist primarily of lease costs.

   On November 10, 2000, Arch completed its acquisition of PageNet and management commenced the development of plans to integrate its operations. In conjunction with the integration plans, the Company has identified redundant headcount and certain of its facilities that would not be utilized following the PageNet integration resulting in an additional charge of $5.4 million.

   The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of this reorganization. The charge represents future lease obligations on such leases past the dates the offices will be closed, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2003.

   Through the elimination of certain local and regional administrative operations, the consolidation of certain support functions and the integration of MobileMedia and PageNet operations, the Company will eliminate approximately 1,100 net positions formerly held by Arch and MobileMedia personnel. The majority of the positions, which have been or will be eliminated are related to management, administrative, customer service, collections, inventory and billing functions. As of December 31, 1999 and 2000, 588 and 951 employees, respectively, had been terminated due to the divisional reorganization and the MobileMedia and PageNet integrations. The remaining severance and benefits costs will be paid during 2001.

   The Company's restructuring activity as of December 31, 2000 is as follows (in thousands):

                                                                  Balance at     PageNet-
                                                                  December 31,   Related    Amounts   Remaining
                                                                     1999       Provision     Paid     Reserve
                                                                     ----       ---------     ----     -------
   Severance costs...........................................     $  3,708      $  1,725    $  2,476   $  2,957
   Lease obligation costs....................................       13,026         3,700       5,950     10,776
   Other costs...............................................          377            --         215        162
                                                                  --------      --------    --------   --------
   Total.....................................................     $ 17,111      $  5,425    $  8,641   $ 13,895
                                                                  ========      ========    ========   ========

   PageNet Acquisition Reserve--On November 10, 2000, Arch completed its acquisition of PageNet and commenced the development of plans to integrate its operations. During the fourth quarter of 2000, Arch identified redundant PageNet headcount and facilities in connection with the overall integration of operations. It is expected that the integration activity relating to the PageNet merger, will be completed by December 31, 2001.

   In connection with the PageNet acquisition, Arch anticipates a net reduction of approximately 50% of PageNet's workforce and the closing of certain facilities and tower sites. This resulted in the establishment a $76 million acquisition reserve which is included as part of the PageNet purchase price allocation. The initial acquisition reserve consisted of approximately (i) $66.1 million for employee severance, (ii) $9.4 million for lease obligations and terminations and (iii) $0.5 million of other costs.

   The provision for lease obligations and terminations relates primarily to future lease commitments on local, regional and divisional office facilities that will be closed as part of this reorganization. The charge represents future lease obligations on such leases past the dates the offices will be closed, or for certain leases, the cost of terminating the leases prior to their scheduled expiration. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2005.

   Through the elimination of redundant management, administrative, customer service, collections, finance and inventory functions, the Company will eliminate approximately 2,000 positions. As of December 31, 2000, 302 former PageNet employees had been terminated.

   The PageNet acquisition reserve activity as of December 31, 2000 was as follows (in thousands):

                                                                                   Reserve
                                                                                  Initially                   Remaining
                                                                                 Established   Amounts Paid    Reserve
                                                                                 -----------   ------------    -------
     Severance costs........................................................       $ 66,100      $ 29,333      $ 36,767
     Lease obligation costs.................................................          9,400           136         9,264
     Other costs............................................................            500            --           500
                                                                                   --------      --------      --------
     Total..................................................................       $ 76,000      $ 29,469      $ 46,531
                                                                                   ========      ========      ========


11.  Segment Reporting


   The Company has determined that it has two reportable segments; traditional paging operations and two-way messaging operations. Management makes operating decisions and assesses individual performances based on the performance of these segments. The traditional paging operations consist of the provision of paging and other one-way wireless messaging services to Arch's customers. Two-way messaging operations consist of the provision of two-way wireless messaging services to Arch's customers.

   Each of these segments incur, and are charged, direct costs associated with their separate operations. Common costs shared by the traditional paging and two-way messaging operations are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each segment.

   The Company did not begin to market and sell its two-way messaging products on a commercial scale until August 2000. Prior to 2000, substantially all of the Company's operations were traditional paging operations. The following table presents segment financial information related to the Company's segments as of and for the year ended December 31, 2000 (in thousands):

                                                             Traditional         Two-way
                                                                Paging          Messaging
                                                              Operations        Operations      Consolidated
                                                              ----------        ----------      ------------
   Revenues.............................................     $    838,203      $      9,383     $    847,586
   Depreciation and amortization expense................          487,414             9,459          496,873
   Operating income (loss)..............................         (216,163)          (25,709)        (241,872)
   Adjusted EBITDA(1)...................................          276,676           (16,250)         260,426
   Total assets.........................................        1,764,233           265,137        2,029,370
   Capital expenditures.................................          111,047            28,115          139,162

   (1) Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, does not reflect interest, income taxes, depreciation and amortization, restructuring charges, equity in loss of affiliate and extraordinary items; consequently adjusted earnings before interest, income taxes, depreciation and amortization may not necessarily be comparable to similarly titled data of other wireless messaging companies. Earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles or as a measure of liquidity. Amounts reflected as earnings before interest, income taxes, depreciation and amortization or adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness or limitations imposed by applicable law upon the payment of dividends or distributions among other things.



12. Subsequent Events


   Nextel Agreement--In January 2001, Parent agreed to sell its 900 MHz SMR (Specialized Mobile Radio) licenses to Nextel Communications, Inc. Nextel will acquire the licenses for an aggregate purchase price of $175 million, and invest $75 million in a new equity issue, Parent Series F 12% Redeemable Cumulative Junior Preferred Stock. In February 2001, Nextel advanced $250 million in the form of loans to a newly created, stand-alone Parent subsidiary that will hold the spectrum licenses until the transfers are approved. Parent contributed $245.0 million of the proceeds to a subsidiary of Arch. The new Parent subsidiary will not be permitted to engage in any business other than ownership and maintenance of the spectrum licenses and will not have any liability or obligation with respect to any of the debt obligations of Arch and its subsidiaries. Upon transfer of the spectrum licenses to Nextel, the loan obligations will be satisfied and $75 million of the loans will be converted into Parent series F 12% Redeemable Cumulative Junior Preferred Stock. Parent acquired the SMR licenses as part of its acquisition of PageNet in November 2000.

13. Quarterly Financial Results (Unaudited)

   Quarterly financial information for the years ended December 31, 1999 and 2000 is summarized below (in thousands, except per share amounts):

                                                             First       Second      Third      Fourth
                                                            Quarter    Quarter(1)   Quarter     Quarter
                                                            -------    ----------   -------     -------
   Year Ended December 31, 1999:
   Revenues...........................................     $ 100,888   $ 133,493    $206,189    $201,254
   Operating income (loss)............................       (15,844)    (34,304)    (26,832)    (19,789)
   Income (loss) before accounting change.............       (35,297)   (100,155)    (56,872)    (51,367)
   Cumulative effect of accounting change.............        (3,361)         --          --          --
   Net income (loss)..................................       (38,658)   (100,155)    (56,872)    (51,367)




                                                             First      Second      Third       Fourth
                                                            Quarter     Quarter     Quarter    Quarter(2)
                                                            -------    ---------    -------    ----------
   Year Ended December 31, 2000:
   Revenues...........................................     $189,995    $187,852    $184,192    $285,547
   Operating income (loss)............................      (27,617)    (27,702)    (26,837)   (159,716)
   Net income (loss)..................................      (58,578)    (58,899)    (59,472)   (163,087)

   (1) On June 3, 1999 Arch completed its acquisition of MobileMedia (see Note
      2). In June 1999, Arch wrote-off $42.3 million of N-PCS investments (see
      Note 3).

   (2) On November 10, 2000 Arch completed its acquisition of PageNet (see Note
      2). Arch changed the remaining lives certain intangible assets which resulted in $103.5 million of additional amortization expense in the fourth quarter of 2000 (see Note 3). On October 1, 2000 Arch revised the estimated depreciable life of its subscriber equipment which resulted in approximately $19.3 million of additional depreciation expense (see Note
      1).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Arch Wireless Communications, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Arch Wireless Communications, Inc. included in this Form 10-K and have issued our report thereon dated March 1, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 1, 2001

                                                                    SCHEDULE II
                       ARCH WIRELESS COMMUNICATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1999 and 2000
                                 (in thousands)

                                                Balance at                      Other                     Balance
                                                Beginning     Charged to    Additions to                  at End of
       Allowance for Doubtful Accounts          of Period      Expense      Allowance(1)    Write-Offs     Period
       -------------------------------          ---------      -------      ------------    ----------     ------
Year ended December 31, 1998.............      $     5,744   $     8,545   $          --    $   (7,706)   $ 6,583
                                               ===========   ===========   =============    ==========    =======
Year ended December 31, 1999.............      $     6,583   $    15,265   $      13,243    $  (18,618)   $ 16,473
                                               ===========   ===========   =============    ==========    ========
Year ended December 31, 2000.............      $    16,473   $    32,995   $      43,655    $  (30,374)   $ 62,749
                                               ===========   ===========   =============    ==========    ========


(1)      Additions arising through acquisitions of messaging companies


                                                Balance at                                                Balance
                                                Beginning    Charged to       Other                      at End of
        Accrued Restructuring Charge            of Period      Expense      Additions       Deductions     Period
        ----------------------------            ---------      -------      ---------       ----------     ------
Year ended December 31, 1998.............      $        --   $ 14,700      $    --        $     (2,791) $    11,909
                                               ===========   ========      ========       ============  ===========
Year ended December 31, 1999.............      $    11,909   $ (2,200)     $ 14,508       $     (7,106) $    17,111
                                               ===========   ========      ========       ============  ===========
Year ended December 31, 2000.............      $    17,111   $  5,425      $ 76,000       $    (38,112) $    60,424
                                               ===========   ========      ========       ============  ===========

                                  EXHIBIT INDEX

3.1  Restated Certificate of Incorporation. (1)
3.2  By-laws, as amended. (1)
4.1 Indenture, dated February 1, 1994, between Arch Communications, Inc. (formerly known as USA Mobile Communications, Inc. II) and United States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes due 2004 of Arch Communications, Inc. (3)
4.2 Indenture, dated December 15, 1994, between Arch Communications, Inc. and United States Trust Company of New York, as Trustee, relating to the 14% Senior Notes due 2004 of Arch Communications, Inc. (1)
4.3 Indenture, dated June 29, 1998, between Arch Communications, Inc. and U.S. Bank Trust National Association, as Trustee, relating to the 12 3/4% Senior Notes due 2007 of Arch Communications, Inc. (2)
4.4 Indenture, dated April 9, 1999, between Arch Communications, Inc. and IBJ Whitehall Bank & Trust Company, as Trustee, relating to the 13 3/4% Senior Notes due 2008. (4)
10.1 Third Amended and Restated Credit Agreement, dated as of March 23, 2000 by and among Arch Paging, Inc., the Lenders Party Hereto, the Bank Of New York, Royal Bank of Canada, Toronto Dominion (Texas), Inc., Barclays Bank PLC and Fleet National Bank, as amended on May 19, 2000 (Amendment No. 1), August 15, 2000 (Amendment No. 2) and October 20, 2000 (Amendment No.3).(8)
10.2 Amendment No. 4, dated as of February 14, 2001, to Third Amended and Restated Credit Agreement, dated as of March 23, 2000, by and among Arch Paging, Inc., the Lenders party thereto, The Bank of New York, Royal Bank of Canada, Toronto Dominion (Texas), Inc., Barclays Bank PLC and Fleet National Bank, as amended (9)

10.3 Preferred Distributor Agreement dated June 1, 1998 by and between Arch Communications Group, Inc. and NEC America, Inc. (5)(7)

10.4 Paging Products Sales Agreement, dated March 17, 1999, by and between Motorola, Inc. and the Company. (6) (7)

10.5 Satellite Services Agreement, dated September 1, 1998, between AvData Systems, Inc. and MobileMedia Communications, Inc. (6) (7)

10.6 Master Lease For Transmitter Systems Space by and between Pinnacle Towers, Inc. and MobileMedia Communications, Inc. (6)


----------------

*    Filed herewith.
+    Identifies exhibits constituting a management contract or compensation plan
(1) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-85580) of Arch Communications, Inc.
(2) Incorporated by referenced from the Current Report on Form 8-K of Arch Communications Group, Inc. dated June 26, 1998.
(3) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-72646) of Arch Communications, Inc.
(4) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-83027) of Arch Communications, Inc.
(5) Incorporated by reference from the Annual Report on Form 10-K of Arch Communications Group, Inc. for the fiscal year ended December 31, 1998.
(6) Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Communications Group, Inc. for the quarter ended June 30, 1999.
(7) A Confidential Treatment Request has been filed with respect to portions of this exhibit so incorporated by reference.
(8) Incorporated by reference from the Quarterly Report on Form 10-Q of Arch Wireless, Inc. for the quarter ended September 30, 2000.
(9) Incorporated by reference from the Current Report on Form 8-K of Arch Wireless, Inc. dated February 13, 2001 and filed on February 23, 2001.