Form 10-Q
period 2001-03-31
ARCH WIRELESS COMMUNICATIONS INC
filed 2001-05-03
CIK 916122

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 848.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of April 18, 2001.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.   FINANCIAL INFORMATION                                            Page
          ---------------------                                            ----

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of March 31, 2001
          and December 31, 2000                                               3

          Consolidated Condensed Statements of Operations for the
          Three Months Ended March 31, 2001 and 2000                          4

          Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000                          5

          Notes to Consolidated Condensed Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  14
Item 5.   Other Information                                                  14
Item 6.   Exhibits and Reports on Form 8-K                                   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                      March 31,     December 31,
                                                      ---------     ------------
                                                         2001           2000
                                                         ----           ----
                                  ASSETS             (unaudited)
Current assets:
     Cash and cash equivalents                       $    79,489    $    49,959
     Accounts receivable, net                            116,030        132,652
     Inventories                                           2,326          1,760
     Prepaid expenses and other                           29,368         18,596
                                                     -----------    -----------
         Total current assets                            227,213        202,967
                                                     -----------    -----------
Property and equipment, at cost                        1,428,941      1,425,757
Less accumulated depreciation and amortization          (502,332)      (443,868)
                                                     -----------    -----------
Property and equipment, net                              926,609        981,889
                                                     -----------    -----------
Intangible and other assets, net                         683,003        844,514
                                                     -----------    -----------
                                                     $ 1,836,825    $ 2,029,370
                                                     ===========    ===========

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt            $    37,640    $   177,341
     Accounts payable                                     64,602         55,104
     Accrued restructuring                                38,079         60,424
     Accrued interest                                     35,951         39,121
     Accrued expenses and other liabilities              131,601        162,090
                                                     -----------    -----------
         Total current liabilities                       307,873        494,080
                                                     -----------    -----------
Long-term debt, less current maturities                1,425,121      1,454,646
                                                     -----------    -----------
Other long-term liabilities                               85,321         74,479
                                                     -----------    -----------
Deferred income taxes                                     86,494        121,994
                                                     -----------    -----------
Stockholder's equity (deficit):
     Common stock-- $.01 par value                          --             --
     Additional paid-in capital                        1,189,883        953,883
     Accumulated deficit                              (1,257,867)    (1,069,712)
                                                     -----------    -----------
         Total stockholder's equity (deficit)            (67,984)      (115,829)
                                                     -----------    -----------
                                                     $ 1,836,825    $ 2,029,370
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

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2001         2000
                                                                   ----         ----
Revenues                                                        $ 322,223    $ 189,995
Cost of products sold                                             (11,180)      (8,880)
                                                                ---------    ---------
                                                                  311,043      181,115
                                                                ---------    ---------
Operating expenses:
   Service, rental, and maintenance                                79,790       39,115
   Selling                                                         35,926       25,045
   General and administrative                                     106,784       53,934
   Depreciation and amortization                                  241,981       90,638
                                                                ---------    ---------
     Total operating expenses                                     464,481      208,732
                                                                ---------    ---------
Operating income (loss)                                          (153,438)     (27,617)
Interest expense, net                                             (56,256)     (29,755)
Other expense                                                      (7,167)      (1,206)
                                                                ---------    ---------
Income (loss) before income tax benefit and accounting change    (216,861)     (58,578)
Benefit from income taxes                                          35,500         --
                                                                ---------    ---------
Income (loss) before accounting change                           (181,361)     (58,578)
Cumulative effect of accounting change                             (6,794)        --
                                                                ---------    ---------
Net income (loss)                                               $(188,155)   $ (58,578)
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

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2001         2000
                                                                    ----         ----
Net cash provided by operating activities                        $  (5,964)   $  31,966
                                                                 ---------    ---------

Cash flows from investing activities:
   Additions to property and equipment, net                        (24,850)     (30,858)
   Additions to intangible and other assets                           (608)      (1,996)
   Acquisition of company, net of cash acquired                        174         --
                                                                 ---------    ---------
Net cash used for investing activities                             (25,284)     (32,854)
                                                                 ---------    ---------

Cash flows from financing activities:
   Issuance of long-term debt                                         --         18,000
   Repayment of long-term debt                                    (175,222)     (16,000)
   Capital contribution from Arch Wireless, Inc.                   236,000         --
                                                                 ---------    ---------
Net cash provided by financing activities                           60,778        2,000
                                                                 ---------    ---------

Net increase in cash and cash equivalents                           29,530        1,112
Cash and cash equivalents, beginning of period                      49,959        2,381
                                                                 ---------    ---------
Cash and cash equivalents, end of period                         $  79,489    $   3,493
                                                                 =========    =========

Supplemental disclosure:
   Interest paid                                                 $  51,759    $  29,006
                                                                 =========    =========
   Accretion of discount on senior notes and assumed bank debt   $   8,535    $     271
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

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Wireless Communications, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 2000, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 2000 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year. Arch is a wholly-owned subsidiary of Arch Wireless, Inc. ("Parent").

     (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                                            March 31,  December 31,
                                                              2001         2000
                                                              ----         ----
                                                          (unaudited)
     Purchased Federal Communications Commission licenses   $236,858     $276,419
     Purchased subscriber lists .........................    304,651      369,867
     Goodwill ...........................................    108,649      163,027
     Deferred financing costs ...........................     18,768       21,172
     Other ..............................................     14,077       14,029
                                                            --------     --------
                                                            $683,003     $844,514
                                                            ========     ========

     (c) Divisional Reorganization - As of March 31, 2001, 1,081 former Arch and MobileMedia employees had been terminated due to the divisional reorganization, and the MobileMedia and PageNet integrations. The Company's restructuring activity as of March 31, 2001 is as follows (in thousands):

                                   Reserve Balance   Utilization of
                                   at December 31,     Reserve in        Remaining
                                        2000              2001            Reserve
                                        ----              ----            -------
     Severance costs ..............   $ 2,957           $ 1,904           $ 1,053
     Lease obligation costs .......    10,776             1,902             8,874
     Other costs ..................       162                26               136
                                      -------           -------           -------
        Total .....................   $13,895           $ 3,832           $10,063
                                      =======           =======           =======

         (d) PageNet Acquisition Reserve - As of March 31, 2001, 842 former PageNet employees had been terminated. The Company's restructuring activity as of March 31, 2001 is as follows (in thousands):

                                   Reserve Balance   Utilization of
                                   at December 31,     Reserve in        Remaining
                                        2000              2001            Reserve
                                        ----              ----            -------
     Severance costs ..............   $36,767           $16,738           $20,029
     Lease obligation costs .......     9,264             1,694             7,570
     Other costs ..................       500                83               417
                                      -------           -------           -------
        Total .....................   $46,531           $18,515           $28,016
                                      =======           =======           =======

     (e) Nextel Agreement - In January 2001, Parent agreed to sell its 900 MHz SMR (Specialized Mobile Radio) licenses to Nextel Communications, Inc. Nextel will acquire the licenses for an aggregate purchase price of $175 million, and invest $75 million in a new equity issue, Parent Series F 12% Redeemable Cumulative Junior Preferred Stock. In February 2001, Nextel advanced $250 million in the form of loans to a newly created, stand-alone Parent subsidiary that holds the spectrum licenses until the transfers are approved. Parent contributed $236.0 million of the proceeds to a subsidiary of Arch. The new Parent subsidiary is not be permitted to engage in any business other than ownership and maintenance of the spectrum licenses and will not have any liability or obligation with respect to any of the debt obligations of Arch and its subsidiaries. Upon transfer of the spectrum licenses to Nextel, the loan obligations will be satisfied and $75 million of the loans will be converted into Parent series F 12% Redeemable Cumulative Junior Preferred Stock. Parent acquired the SMR licenses as part of its acquisition of PageNet in November 2000.

     (f) Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. The Company has not designated any of the outstanding derivatives as a hedge under SFAS No. 133. The initial application of SFAS No. 133 resulted in a $6.8 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001. The changes in fair value of the derivative instruments will be recognized in other expense. The Company recorded other expense of approximately $5.9 million related to the changes in fair value of the derivatives during the period ended March 31, 2001.

     (g) Segment Reporting - The Company has determined that it has two reportable segments; traditional paging operations and two-way messaging operations. Management makes operating decisions and assesses individual performances based on the performance of these segments. The traditional paging operations consist of the provision of paging and other one-way wireless messaging services to Arch's customers. Two-way messaging operations consist of the provision of two-way wireless messaging services to Arch's customers.

   Each of these segments incur, and are charged, direct costs associated with their separate operations. Common costs shared by the traditional paging and two-way messaging operations are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each segment.

   The Company did not begin to market and sell its two-way messaging products on a commercial scale until August 2000. Prior to 2000, substantially all of the Company's operations were traditional paging operations. The following tables present segment financial information related to the Company's segments for the periods indicated (in thousands):

                                                      Traditional     Two-way Messaging
   March 31, 2001                                  Paging Operations     Operations      Consolidated
   --------------                                  -----------------     ----------      ------------
   Revenues...................................     $    304,976         $   17,247        $  322,223
   Depreciation and amortization expense......          228,107             13,874           241,981
   Operating income (loss)....................         (131,856)           (21,582)         (153,438)
   Adjusted EBITDA(1).........................           96,251             (7,708)           88,543
   Total assets...............................        1,575,225            261,600         1,836,825
   Capital expenditures.......................           15,121             10,337            25,458


                                                      Traditional     Two-way Messaging
   March 31, 2000                                  Paging Operations     Operations      Consolidated
   --------------                                  -----------------     ----------      ------------
   Revenues...................................     $    189,995         $       --        $  189,995
   Depreciation and amortization expense......           90,638                 --            90,638
   Operating income (loss)....................          (24,996)            (2,621)          (27,617)
   Adjusted EBITDA(1).........................           65,642             (2,621)           63,021
   Total assets...............................        1,287,689                 --         1,287,689
   Capital expenditures.......................           32,854                 --            32,854

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

RESULTS OF OPERATIONS

   Revenues increased to $322.2 million, a 69.6% increase, for the three months ended March 31, 2001 from $190.0 million for the three months ended March 31, 2000 as the number of units in service increased from 6.9 million at March 31, 2000 to 10.8 million at March 31, 2001 due to the PageNet acquisition in November 2000. Net revenues (revenues less cost of products sold) increased to $311.0 million, a 71.7% increase, for the three months ended March 31, 2001 from $181.1 million for the corresponding 2000 period. Revenues and net revenues in the periods ended March 31, 2000 and 2001 were adversely affected by (1) the declining demand for traditional paging services and (2) subscriber cancellations which led to a decrease of 786,000 units in service for the quarter ended March 31, 2001. For the three months ended March 31, 2001 two-way messaging revenues and net revenues were $17.2 million and $14.5 million, respectively. The Company did not begin to sell its two way messaging products on a commercial scale until August 2000.

   Revenues consist primarily of recurring revenues associated with the provision of messaging services, rental of leased units and product sales. Product sales represented less than 10% of total revenues for the three months ended March 31, 2001 and 2000. Arch does not differentiate between service and rental revenues.

   Arch believes the demand for traditional messaging services declined in 2000, and will continue to decline in the following years and that future growth in the wireless messaging industry will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during 2001 as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees, site rental expenses and repairs and maintenance expenses, increased to $79.8 million, or 25.7% of net revenues, in 2001 from $39.1 million, or 21.6% of net revenues, in 2000. The increase was due to the acquisition of PageNet in November 2000. For the three months ended March 31, 2001 and 2000, there was $11.1 million and $1.2 million, respectively, of service, rental and maintenance expenses associated with the provision of two-way messaging and information services.

   Selling expenses increased to $35.9 million, or 11.6% of net revenues, for the three months ended March 31, 2001 from $25.0 million, or 13.8% of net revenues, for the corresponding 2000 period. The increase in dollar amount was due to the acquisition of PageNet. Selling expenses related to two-way messaging and information services were $7.2 million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively.

   General and administrative expenses increased to $106.8 million, or 34.3% of net revenues, for the three months ended March 31, 2001 from $53.9 million, or 29.8% of net revenues, in 2000. The increase was due to increased headcount, administrative and facility costs associated with PageNet. General and administrative expenses associated with the provision of two-way messaging and information services were $3.9 million in the 2001 period and $1.3 million in the 2000 period.

   Depreciation and amortization expenses increased to $242.0 million in 2001 from $90.6 million in 2000. The increase in these expenses principally reflect the acquisition of PageNet as well as incremental depreciation and amortization expense as a result of reducing the remaining lives on messaging equipment and certain intangible assets in the fourth quarter of 2000.

   Operating losses were $153.4 million for the three months ended March 31, 2001 compared to $27.6 million in 2000, as a result of the factors outlined above.

   Net interest expense increased to $56.3 million for the three months ended 2001 from $29.8 million for the corresponding 2000 period. The increase was principally attributable to an increase in Arch's outstanding debt due to the PageNet acquisition. Interest expense for the three months ended March 31, 2000 and 2001 included approximately $0.3 million and $8.5 million, respectively, of accretion on assumed bank debt and Arch's senior debt, the payment of which was deferred.

   Other expense increased to $7.2 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. In 2001, other expense includes a $5.9 million charge resulting from the application of SFAS No. 133. See note (f) to the Consolidated Condensed Financial Statements.

   Arch recognized an income tax benefit of $35.5 million for the three months ended March 31, 2001. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet which were available to offset deferred tax liabilities arising from the PageNet acquisition.

   On January 1, 2001, Arch adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Initial application of SFAS No. 133 resulted in a $6.8 million charge in the quarter ended March 31, 2001, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001.

   Net loss increased to $188.2 million for the three months ended March 31, 2001 from $58.6 million for the corresponding 2000 period, as a result of the factors outlined above.

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

   Arch has been highly leveraged, and remains leveraged to a substantial degree. Arch's ratio of total debt to latest three month annualized adjusted earnings before interest, income taxes, depreciation and amortization was 4.1 to 1 as of March 31, 2001.

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

   For the three months ended December 31, 2000, Arch experienced a decrease of 1,504,000 units in service; 506,000 due to subscriber cancellations and 998,000 due to definitional changes. For the three months ended March 31, 2001 Arch experienced a further decrease of 786,000 units in service due to subscriber cancellations. Arch believes the demand for traditional messaging services declined in 2000 and will continue to decline in the following years and that future growth in the wireless messaging industry will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during 2001 as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

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

Arch's current and planned expenses and debt repayment levels, are to a large extent, fixed in the short term, and are based in part on past expectations as to future revenues and cash flow growth. Arch may be unable to adjust spending in a timely manner to compensate for any past or future revenue or cash flow shortfall. It is possible that, due to these fluctuations, Arch's revenue, cash flow or operating results may not meet the expectations of securities analysts or investors. If shortfalls were to cause Arch not to meet the financial covenants or debt repayment schedules contained in its debt instruments, the debtholders could declare a default and seek immediate repayment. This may have a material adverse effect on the price of Parent's common stock and Parent and Arch's liquidity.

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

Because Arch depends on Motorola for devices and on Glenayre for other equipment, Arch's operations may be disrupted if it is unable to obtain equipment from them in the future.

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

Challenges involved in integrating PageNet's operations with those of Arch may strain Arch's capacities and may prevent the combined company from achieving intended synergies.

   Arch may not be able to successfully finish integrating PageNet's operations. The combination of the two companies will require, among other things, coordination of administrative, sales and marketing, customer billing and services distribution, accounting and finance functions and conversion of information and management systems. The difficulties of such integration will initially be increased by the need to coordinate geographically separate organizations and to integrate personnel with disparate business backgrounds and corporate cultures and by the fact that PageNet had previously suspended a significant restructuring of its own operations.

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

   (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

       None.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARCH WIRELESS COMMUNICATIONS, INC.





   Dated:  May 2, 2001                  By: /s/ J. Roy Pottle
                                           --------------------------------
                                           J. Roy Pottle
                                           Executive Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS





 EXHIBIT            DESCRIPTION
 -------            -----------