Form 10-K/A
period 2000-12-31
ARCH WIRELESS COMMUNICATIONS INC
filed 2001-05-23
CIK 916122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         AMENDMENT No. 1 TO FORM 10-K ON
                                  FORM 10-K/A

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

                                        ARCH WIRELESS COMMUNICATIONS, INC.


                                        By:      /s/ J. Roy Pottle
                                           -----------------------------------
                                             J. Roy Pottle
                                             Executive Vice President and Chief
      May 21, 2001                           Financial Officer (principal
                                             financial officer and principal
                                             accounting officer)

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

As discussed further in Note 1, subsequent to March 1, 2001, the date of our original report, the Company prepared a range of financial projections for the remainder of its current fiscal year. Based on the range of these projections, the Company, in certain circumstances, may no longer be in compliance with the various debt covenants of its credit facility as of September 30, 2001. This factor creates a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 1, 2001, (except
for the matter discussed in
Note 1 as to which the
date is May 18, 2001)

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

   In May 2001, Arch prepared a range of financial projections for the remainder of its current fiscal year. Arch believes that based on the lower range of its current projections, it may be in default of certain financial covenants of its credit facility as of September 30, 2001. Arch's ability to continue as a going concern is dependent upon its ability to comply with the terms of its debt agreements, to refinance its existing debt or obtain additional financing. Arch is currently in the process of restructuring its obligations. There can be no assurance that Arch will be successful in its efforts, which may have a material adverse affect on the solvency of Arch.

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


                                                                                    Year Ended          Year Ended
                                                                                 December 31, 1999  December 31, 2000
                                                                                 -----------------  -----------------
                                                                                     (unaudited and in thousands)
   Revenues................................................................       $    1,785,586     $    1,457,652
   Income (loss) before extraordinary item.................................             (376,447)          (465,138)
   Net income (loss).......................................................             (386,771)          (465,138)


3. Intangible and Other Assets

   Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                                                                 December 31,
                                                                                             1999            2000
                                                                                             ----            ----
   Purchased Federal Communications Commission licenses...........................      $    354,246    $    276,419
   Purchased subscriber lists.....................................................           239,114         369,867
   Goodwill.......................................................................           249,010         163,027
   Deferred financing costs.......................................................            12,796          21,172
   Other..........................................................................             5,258          14,029
                                                                                        ------------    ------------
                                                                                        $    860,424    $    844,514
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

13. Quarterly Financial Results (Unaudited)

   Quarterly financial information for the years ended December 31, 1999 and 2000 is summarized below (in thousands):

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