Form 10-Q
period 2001-06-30
ARCH WIRELESS COMMUNICATIONS INC
filed 2001-08-14
CIK 916122

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



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





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 848.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of August 10, 2001.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



 PART I.  FINANCIAL INFORMATION                                            Page
          ---------------------                                            ----

 Item 1.  Financial Statements:

          Consolidated Condensed Balance Sheets as of June 30, 2001
          and December 31, 2000                                              3

          Consolidated Condensed Statements of Operations for the
          Three and Six Months Ended June 30, 2001 and 2000                  4

          Consolidated Condensed Statements of Cash Flows for the
          Six Months Ended June 30, 2001 and 2000                            5

          Notes to Consolidated Condensed Financial Statements               6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 16
 Item 3.  Defaults upon Senior Securities                                   16
 Item 6.  Exhibits and Reports on Form 8-K                                  17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                          June 30,     December 31,
                                                            2001           2000
                                                            ----           ----
                                  ASSETS                (unaudited)
   Current assets:
        Cash and cash equivalents                       $    28,463    $    49,959
        Accounts receivable, net                            112,416        132,652
        Inventories                                           1,842          1,760
        Prepaid expenses and other                           38,106         18,596
                                                        -----------    -----------
            Total current assets                            180,827        202,967
                                                        -----------    -----------
   Property and equipment, at cost                        1,459,735      1,425,757
   Less accumulated depreciation and amortization        (1,011,905)      (443,868)
                                                        -----------    -----------
   Property and equipment, net                              447,830        981,889
                                                        -----------    -----------
   Intangible and other assets, net                          17,968        844,514
                                                        -----------    -----------
                                                        $   646,625    $ 2,029,370
                                                        ===========    ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

   Current liabilities:
        Current maturities of long-term debt            $ 1,471,656    $   177,341
        Accounts payable                                     57,717         55,104
        Accrued restructuring                                19,058         60,424
        Accrued interest                                     24,510         39,121
        Accrued expenses and other liabilities              140,349        162,090
                                                        -----------    -----------
            Total current liabilities                     1,713,290        494,080
                                                        -----------    -----------
   Long-term debt, less current maturities                     --        1,454,646
                                                        -----------    -----------
   Other long-term liabilities                               65,493         74,479
                                                        -----------    -----------
   Deferred income taxes                                      3,994        121,994
                                                        -----------    -----------
   Stockholder's equity (deficit):
        Common stock-- $.01 par value                          --             --
        Additional paid-in capital                        1,194,883        953,883
        Accumulated deficit                              (2,331,035)    (1,069,712)
                                                        -----------    -----------
            Total stockholder's equity (deficit)         (1,136,152)      (115,829)
                                                        -----------    -----------
                                                        $   646,625    $ 2,029,370
                                                        ===========    ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)

                                              Three Months Ended June 30,    Six Months Ended June 30,
                                              ---------------------------    -------------------------
                                                  2001           2000           2001           2000
                                                  ----           ----           ----           ----
   Revenues                                   $   298,389    $   187,852    $   620,612    $   377,847
   Cost of products sold                          (10,822)        (8,381)       (22,002)       (17,261)
                                              -----------    -----------    -----------    -----------
                                                  287,567        179,471        598,610        360,586
                                              -----------    -----------    -----------    -----------
   Operating expenses:
      Service, rental, and maintenance             75,132         37,839        154,922         76,954
      Selling                                      38,283         24,333         74,209         49,378
      General and administrative                   96,621         55,362        203,405        109,296
      Depreciation and amortization             1,181,759         89,639      1,423,740        180,277
                                              -----------    -----------    -----------    -----------
        Total operating expenses                1,391,795        207,173      1,856,276        415,905
                                              -----------    -----------    -----------    -----------
    Operating income (loss)                    (1,104,228)       (27,702)    (1,257,666)       (55,319)
    Interest expense, net                         (44,649)       (30,393)      (100,905)       (60,148)
    Other expense                                  (6,791)          (804)       (13,958)        (2,010)
                                              -----------    -----------    -----------    -----------
    Income (loss) before income tax benefit
      and accounting change                    (1,155,668)       (58,899)    (1,372,529)      (117,477)
    Benefit from income taxes                      82,500           --          118,000           --
                                              -----------    -----------    -----------    -----------
    Income (loss) before accounting change     (1,073,168)       (58,899)    (1,254,529)      (117,477)
    Cumulative effect of accounting change           --             --           (6,794)          --
                                              -----------    -----------    -----------    -----------
    Net income (loss)                         $(1,073,168)   $   (58,899)   $(1,261,323)   $  (117,477)
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

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                             2001         2000
                                                             ----         ----
   Net cash (used for) provided by operating activities   $ (16,451)   $  53,075
                                                          ---------    ---------

   Cash flows from investing activities:
      Additions to property and equipment, net              (69,996)     (74,061)
      Additions to intangible and other assets                 (931)      (3,602)
      Acquisition of company, net of cash acquired              104         --
                                                          ---------    ---------
   Net cash used for investing activities                   (70,823)     (77,663)
                                                          ---------    ---------

   Cash flows from financing activities:
      Issuance of long-term debt                               --         58,000
      Repayment of long-term debt                          (175,222)     (33,000)
      Capital contribution from Arch Wireless, Inc.         241,000          354
                                                          ---------    ---------
   Net cash provided by financing activities                 65,778       25,354
                                                          ---------    ---------

   Net (decrease) increase in cash and cash equivalents     (21,496)         766
   Cash and cash equivalents, beginning of period            49,959        2,381
                                                          ---------    ---------
   Cash and cash equivalents, end of period               $  28,463    $   3,147
                                                          =========    =========

   Supplemental disclosure:
      Interest paid                                       $  96,602    $  60,377
      Accretion of discount on senior notes               $  17,430    $     542








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

  Risks and Other Important Factors - Arch sustained net losses of $167.1 million, $247.1 million and $340.0 million for the years ended December 31, 1998, 1999 and 2000, respectively and net losses of $1.3 billion in the six months ended June 30 , 2001. Arch's loss from operations for the six months ended June 30, 2001 was $1.3 billion after recording an impairment charge of $976.2 million on certain long-lived assets (see Note (b) below). In addition, at June 30, 2001, Arch had an accumulated deficit of approximately $2.3 billion and a deficit in working capital of $1.53 billion, including $1.47 billion of debt classified as current liabilities because Arch is in default under substantially all its indebtedness (see Note (c) below). The impairment charge will result in lower depreciation and amortization expenses in future periods, therefore Arch's losses from operations and net losses are expected to decrease in the future. Arch cannot predict whether or when its operations will become profitable.

  Arch's operations require the availability of substantial funds to finance the maintenance and development of its existing messaging operations and its subscriber base and to enhance and expand its two-way messaging networks. Arch's ability to borrow additional amounts in the future is dependent on Arch's ability to restructure its existing debt as well as the availability of financing in the capital markets.

  Arch's ability to continue as a going concern is dependent upon its ability to restructure its existing debt such that interest expense is substantially reduced. In July 2001, Parent announced the withdrawal of its previously announced proposal to restructure the outstanding debt of Parent and its subsidiaries, including Arch. This withdrawal was due primarily to lower than expected operating results in the second quarter of 2001. The lower than anticipated operating results will negatively impact future operating results and projected year-end liquidity and led to the withdrawal of Parent's previous financial projections. These developments made the previously proposed restructuring infeasible. Arch is updating its business plan and projections to take into account its second quarter results. Arch also will evaluate its restructuring options when this update is complete. These options include filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Arch cannot predict whether it will be successful in its efforts. A failure to restructure its existing debt such that interest expense is substantially reduced will have a material adverse effect on the solvency of Arch.

  Arch's financial results and lack of additional sources of liquidity indicate that it may not be able to continue as a going concern unless it restructures its existing debt such that interest expense is substantially reduced. Furthermore, Arch is in default under its secured credit facility and Parent and its direct and indirect subsidiaries, including Arch, are in default under substantially all of their other indebtedness due to nonpayment by Arch of approximately $8.3 million of interest due on July 2, 2001 under its outstanding

12 3/4% senior notes (see Note (c) below). Arch is also subject to additional risks and uncertainties including, but not limited to, changes in technology, subscriber turnover, competition and business integration.

     (b) Long-Lived Assets - In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of," Arch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent impairment is identified, Arch reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows.

  In July 2001, Arch determined that a reduction in the carrying value of certain one-way paging equipment, computer equipment and intangible assets was required, due to the facts and circumstances discussed in Note (a) above. As a result, Arch recorded an impairment charge of $976.2 million, which is included in depreciation and amortization expense in the statement of operations for the three and six months ended June 30, 2001.

  Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                                                June 30,     December 31,
                                                                 2001           2000
                                                                 ----           ----
  Purchased Federal Communications Commission licenses....    $       --     $  276,419
  Purchased subscriber lists..............................            --        369,867
  Goodwill................................................            --        163,027
  Deferred financing costs................................        16,084         21,172
  Other...................................................         1,884         14,029
                                                              ----------     ----------
                                                              $   17,968     $  844,514
                                                              ==========     ==========

     (c) Classification of Debt - Effective August 2, 2001, Arch is in default under the indenture governing its 12 3/4% senior notes for nonpayment of interest due on July 2, 2001. This default also constitutes a default under substantially all indebtedness of Parent and its direct and indirect subsidiaries, including Arch. Due to this default, Arch's lenders currently have the right, if they so elect, to declare the entire amount of principal and interest to be immediately due and payable, to seek foreclosure upon Arch's assets, to file a bankruptcy petition against Arch or to pursue other remedies. As a result, Arch has reclassified its debt to current liabilities.

     (d) Divisional Reorganization - As of June 30, 2001, 1,234 former Arch and MobileMedia employees had been terminated due to the MobileMedia and PageNet integrations and a previous divisional reorganization. Arch's restructuring activity as of June 30, 2001 is as follows (in thousands):

                                   Reserve Balance   Utilization of
                                   at December 31,     Reserve in        Remaining
                                        2000               2001           Reserve
                                        ----               ----           -------
  Severance costs................    $   2,957          $   2,911        $      46
  Lease obligation costs.........       10,776              3,526            7,250
  Other costs....................          162                 49              113
                                     ---------          ---------        ---------
     Total.......................    $  13,895          $   6,486        $   7,409
                                     =========          =========        =========

     (e) PageNet Acquisition Reserve - As of June 30, 2001, 1,381 former PageNet employees had been terminated. Arch's restructuring activity as of June 30, 2001 is as follows (in thousands):

                                   Reserve Balance   Utilization of
                                   at December 31,     Reserve in        Remaining
                                        2000               2001           Reserve
                                        ----               ----           -------
  Severance costs................    $  36,767          $  30,231        $   6,536
  Lease obligation costs.........        9,264              4,356            4,908
  Other costs....................          500                295              205
                                     ---------          ---------        ---------
     Total.......................    $  46,531          $  34,882        $  11,649
                                     =========          =========        =========

     (f) Nextel Agreement - In January 2001, Parent agreed to sell its 900 MHz SMR (Specialized Mobile Radio) licenses to Nextel Communications, Inc. Nextel acquired the SMR licenses for an aggregate purchase price of $175 million and invested approximately $75 million in a new equity issue, Parent series F 12% redeemable cumulative junior preferred stock. The transaction was completed in two stages. In February 2001, Nextel advanced $250 million in the form of a secured loan in the principal amount of $175 million and an unsecured loan in the principal amount of $75 million to a newly created, stand-alone Parent subsidiary that held the SMR licenses pending regulatory approval of their transfer. The new Parent subsidiary was not permitted to engage in any business other than ownership and maintenance of the SMR licenses and did not have any liability or obligation with respect to any of the debt obligations of Arch or its subsidiaries. In May 2001, upon transfer of the SMR licenses to Nextel, the principal amount of the secured loan was offset against the $175.0 million aggregate purchase price for the SMR licenses, and the principal amount of the unsecured loan was exchanged for shares of Parent series F preferred stock. Accrued interest on the secured and unsecured loans was also paid in Parent series F preferred stock. Parent acquired the SMR licenses as part of its acquisition of PageNet in November 2000. Parent contributed $241.0 million of the proceeds to a subsidiary of Arch.

     (g) Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. Arch has not designated any of the outstanding derivatives as a hedge under SFAS No. 133. The initial application of SFAS No. 133 resulted in a $6.8 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001. The changes in fair value of the derivative instruments will be recognized in other expense. Arch recorded other expense of approximately $4.8 million related to the changes in fair value of the derivatives during the six months ended June 30, 2001.

     (h) Segment Reporting - Arch has determined that it has two reportable segments: traditional paging operations and two-way messaging operations. Management makes operating decisions and assesses individual performances based on the performance of these segments. The traditional paging operations consist of the provision of paging and other one-way wireless messaging services to Arch's customers. Two-way messaging operations consist of the provision of two-way wireless messaging services to Arch's customers.

  Each of these segments incur, and are charged, direct costs associated with their separate operations. Common costs shared by the traditional paging and two-way messaging operations are allocated based on the estimated utilization of resources using various factors that attempt to mirror the true economic cost of operating each segment.

  Arch did not begin to market and sell its two-way messaging products on a commercial scale until August 2000. Prior to 2000, substantially all of Arch's operations were traditional paging operations. The following tables present segment financial information related to Arch's segments for the periods indicated (in thousands):

                                                 TRADITIONAL     TWO-WAY MESSAGING
                                              PAGING OPERATIONS     OPERATIONS     CONSOLIDATED
                                              -----------------     ----------     ------------
   THREE MONTHS ENDED JUNE 31, 2001
    Revenues...............................     $   276,065         $   22,324     $   298,389
    Depreciation and amortization expense..       1,167,808             13,951       1,181,759
    Operating income (loss)................      (1,083,645)           (20,583)     (1,104,228)
    Adjusted EBITDA(1).....................          84,163             (6,632)         77,531
    Total assets...........................         420,174            226,451         646,625
    Capital expenditures...................          26,673             18,796          45,469
   THREE MONTHS ENDED JUNE 30, 2000
    Revenues...............................     $   187,710         $      142     $   187,852
    Depreciation and amortization expense..          89,449                190          89,639
    Operating income (loss)................         (25,554)            (2,148)        (27,702)
    Adjusted EBITDA(1).....................          63,895             (1,958)         61,937
    Total assets...........................       1,237,173             10,461       1,247,634
    Capital expenditures...................          34,158             10,651          44,809
   SIX MONTHS ENDED JUNE 30, 2001
    Revenues...............................     $   581,041         $   39,571     $   620,612
    Depreciation and amortization expense..       1,395,915             27,825       1,423,740
    Operating income (loss).................     (1,215,501)           (42,165)     (1,257,666)
    Adjusted EBITDA(1)......................        180,414            (14,340)        166,074
    Total assets............................        420,174            226,451         646,625
    Capital expenditures....................         41,794             29,133          70,927
   SIX MONTHS ENDED JUNE 30, 2000
    Revenues................................    $   377,705         $      142     $   377,847
    Depreciation and amortization expense...        180,087                190         180,277
    Operating income (loss).................        (50,550)            (4,769)        (55,319)
    Adjusted EBITDA(1)......................        129,537             (4,579)        124,958
    Total assets............................      1,237,173             10,461       1,247,634
    Capital expenditures....................         67,012             10,651          77,663

     (1) Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, does not reflect interest, income taxes, depreciation and amortization, restructuring charges, equity in loss of affiliate or extraordinary items; consequently adjusted earnings before interest, income taxes, depreciation and amortization may not necessarily be comparable to similarly titled data of other wireless messaging companies. Earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles or as a measure of liquidity. Amounts reflected as earnings before interest, income taxes, depreciation and amortization or adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness or limitations imposed by applicable law upon the payment of dividends or distributions, among other things.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

   This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Arch's actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

   Revenues increased to $298.4 million, a 58.8% increase, and $620.6 million, a 64.2% increase, for the three and six months ended June 30, 2001, respectively, from $187.9 million and $377.8 million for the three and six months ended June 30, 2000, respectively, as the number of units in service increased from 6.7 million at June 30, 2000 to 9.9 million at June 30, 2001 due to the PageNet acquisition in November 2000. Net revenues (revenues less cost of products sold) increased to $287.6 million, a 60.2% increase, and $598.6 million, a 66.0% increase, for the three and six months ended June 30, 2001, respectively, from $179.5 million and $360.6 million for the corresponding periods in 2000. Revenues and net revenues in the three and six months ended June 30, 2000 and 2001 were adversely affected by (1) the declining demand for traditional paging services and (2) subscriber cancellations, which led to a decrease of 874,000 and 1,660,000 units in service for the three and six months ended June 30, 2001, respectively.

   For the three and six months ended June 30, 2001, two-way messaging revenues were $22.3 million, 7.5% of total revenue, and $39.6 million, 6.4% of total revenue, respectively. Two-way messaging net revenues were $19.0 million, 6.6% of total net revenue, and $33.5 million, 5.6% of total net revenue, respectively. The Company did not begin to sell its two-way messaging products and services on a commercial scale until August 2000. Two-way units in service increased from 400 at June 30, 2000 to 282,000 at June 30, 2001.

   Revenues consist primarily of recurring revenues associated with the provision of messaging services, rental of leased units and product sales. Product sales represented less than 10% of total revenues for the three and six months ended June 30, 2000 and 2001. Arch does not differentiate between service and rental revenues.

   Arch believes the demand for traditional messaging services declined in 1999 and 2000 and in the first half of 2001, and will continue to decline in the foreseeable future. Arch believes that any element of future growth in the wireless messaging industry will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service during 2001, as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees, site rental expenses and repairs and maintenance expenses, increased to $75.1 million, or 26.1% of net revenues, and $154.9 million, or 25.9% of net revenues, in the three and six months ended June 30, 2001, respectively, from $37.8 million, or 21.1% of net revenues, and $77.0 million, or 21.3% of net revenues in the corresponding periods in 2000. The increase was due to the acquisition of PageNet in November 2000. For the three and six months ended June 30, 2001, there were $11.5 million and $22.6 million, respectively, of service, rental and maintenance expenses associated with the provision of two-way messaging and information services, compared to $1.0 million and $2.2 million, respectively, for the three and six months ended June 30, 2000.

   Selling expenses increased to $38.3 million, or 13.3% of net revenues, and $74.2 million, or 12.4% of net revenues, for the three and six months ended June 30, 2001, respectively, from $24.3 million, or 13.6% of net revenues, and $49.4 million, or 13.7% of net revenues, for the corresponding periods in 2000. The increase in dollar amount was due to the acquisition of PageNet. Selling expenses related to two-way messaging and information services were $9.7 million and $16.8 million for the three and six months ended June 30, 2001, respectively, compared to $49 thousand for the six months ended June 30, 2000.

   General and administrative expenses increased to $96.6 million, or 33.6% of net revenues, and $203.4 million, or 34.0% of net revenues, for the three and six months ended June 30, 2001, respectively, from $55.4 million, or 30.8% of net revenues, and $109.3 million, or 30.3% of net revenues for the corresponding periods in 2000. The increase was due to increased headcount, administrative and facility costs associated with PageNet. General and administrative expenses associated with the provision of two-way messaging and information services were $4.4 million and $8.4 million in the three and six months ended June 30, 2001, respectively, compared to $1.2 million and $2.4 million in the corresponding periods in 2000.

   Depreciation and amortization expenses increased to $1,181.8 million and $1,423.7 million in the three and six months ended June 30, 2001, respectively, from $89.6 million and $180.3 million in the three and six months ended June 30, 2000. The increase was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way paging equipment, computer equipment and intangible assets. See Note (b) to the Consolidated Condensed Financial Statements. The remaining increase in these expenses reflects the acquisition of PageNet.

   Operating losses were $1,104.2 million and $1,257.7 million for the three and six months ended June 30, 2001, respectively, compared to $27.7 million and $55.3 million in the three and six months ended June 30, 2000, respectively, as a result of the factors outlined above.

   Net interest expense increased to $44.6 million and $100.9 million for the three and six months ended June 30, 2001, respectively, from $30.4 million and $60.1 million for the corresponding periods in 2000. The increase was principally attributable to an increase in Arch's outstanding debt due to the PageNet acquisition. Interest expense for the six months ended June 30, 2000 and 2001 included approximately $0.5 million and $17.4 million, respectively, of accretion on assumed bank debt and Arch's senior debt, the payment of which was deferred.

   Other expense increased to $6.8 million and $14.0 million for the three and six months ended June 30, 2001, respectively, from $804 thousand and $2.0 million for the three and six months ended June 30, 2000. In 2001, other expense includes a $4.8 million charge resulting from the application of SFAS No. 133 (See Note (g) to the Consolidated Condensed Financial Statements) and a $7.5 million charge resulting from the write-off of a note receivable from Vast Solutions, Inc., which filed for bankruptcy in April 2001.

   Arch recognized an income tax benefit of $82.5 million and $118.0 million for the three and six months ended June 30, 2001, respectively. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which were available to offset deferred tax liabilities arising from the PageNet acquisition.

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

   Net loss increased to $1,073.2 million and $1,261.3 million for the three and six months ended June 30, 2001, from $58.9 million and $117.5 for the corresponding periods in 2000, as a result of the factors outlined above.

LIQUIDITY AND CAPITAL RESOURCES

   Arch is evaluating options to restructure its debt in light of its inability to make required principal and interest payments under its secured credit facility and outstanding notes. These options include filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Arch's inability to pay arises primarily from the lack of sufficient cash flow from operations. Arch is in default under its secured credit facility and substantially all of its other indebtedness. The defaults result from the nonpayment of approximately $14.2 million of interest as of August 10, 2001. Arch's lenders currently have the right, if they so elect, to declare the entire amount of principal and interest, approximately $1.7 billion as of the date of the filing of this report, to be immediately due and payable.

   CASH FLOW

   Arch's business strategy requires the availability of substantial funds to finance capital expenditures for messaging devices and system equipment and to service debt. Arch's net cash flows from operating, investing and financing activities for the six months ended June 30, 2001 and 2000 are as follows:

                                                                Six Months Ended June 30,
                                                                  2001             2000
                                                                  ----             ----
Net cash (used in) provided by operating activities..         $   (16.5)        $    53.1
Net cash used in investing activities................         $   (70.8)        $   (77.7)
Net cash provided by financing activities............         $    65.8         $    25.4

   Investing activities in 2001 consist primarily of capital expenditures. Financing activities in 2001 include a capital contribution from Parent of $241.0 million from the proceeds of the Nextel transaction (see Note (f) to the Consolidated Condensed Financial Statements), offset by the repayment of $175.2 million under the secured credit facility.

   Investing activities in 2000 consisted only of capital expenditures. Financing activities in 2000 included net borrowings of $25.0 million and capital contribution from Parent of $354 thousand.

CAPITAL EXPENDITURES AND COMMITMENTS

   Arch's capital expenditures decreased from $77.7 million for the six months ended June 30, 2000 to $70.9 million for the six months ended June 30, 2001. These capital expenditures primarily include the purchase of wireless messaging devices, system and transmission equipment, information systems and capitalized financing costs. Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt. Arch estimates that capital expenditures for 2001 will be approximately $130 million. Assuming that its indebtedness is appropriately restructured such that interest expense is substantially reduced, Arch believes that it will have sufficient cash available from operations and the proceeds of the Nextel transaction, as described below, to fund its capital expenditures for the remainder of the year.

SOURCES OF FUNDS

   Capital Contribution From Parent

   In 2001, Parent sold its Specialized Mobile Radio (SMR) licenses to Nextel Communications, Inc. for an aggregate purchase price of $175 million. Concurrent with this transaction, Nextel agreed to invest approximately $75 million in Parent series F preferred stock. Parent contributed $241.0 million of the proceeds from these transactions to a subsidiary of Arch. See Note (f) to the Consolidated Condensed Financial Statements.

   Arch used $175.2 million of the proceeds from these transactions to prepay all required 2001 amortization payments under its senior credit facility. The remaining $65.8 million of proceeds is available for working capital purposes. At June 30, 2001, Arch had approximately $28.5 million of cash on hand and no additional borrowing capacity under its senior credit facility.

   Arch believes that based on its current cash position and projected requirements, it will have sufficient cash to fund operations through December 31, 2001, provided Arch defers interest payments due on its outstanding indebtedness. However, Arch is in default under its secured credit facility and outstanding notes. See Note (c) to the Consolidated Condensed Financial Statements. Arch's ability to borrow in the future will depend, in part, on its ability to continue to increase its adjusted earnings before interest, income taxes, depreciation and amortization.

FACTORS AFFECTING FUTURE OPERATING RESULTS

   The following important factors, among others, could cause Arch's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by Arch's management from time to time.

Unless Arch succeeds in restructuring its outstanding indebtedness, it will not be able to continue as a going concern.

   Arch's ability to continue as a going concern is dependent upon its ability to restructure its existing debt such that interest expense is substantially reduced. In July 2001, Parent announced the withdrawal of its previously announced proposal to restructure the outstanding debt of Parent and its subsidiaries. This withdrawal was due primarily to lower than expected operating results in the second quarter of 2001. The lower than anticipated operating results will negatively impact future operating results and projected year-end liquidity and led to the withdrawal of Parent's previous financial projections. These developments made the previously proposed restructuring infeasible. Arch is updating its business plan and projections to take into account its second quarter results. Arch also will evaluate its restructuring options when this update is complete. These options include filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Arch cannot predict whether it will be successful in its efforts. A failure to restructure its existing debt such that interest expense is substantially reduced will have a material adverse effect on the solvency of Arch.

   Arch's financial results and lack of additional sources of liquidity indicate that it will not be able to continue as a going concern unless it restructures its existing debt such that interest expense is substantially reduced. Furthermore, Arch is in default under its secured credit facility and Parent and its direct and indirect subsidiaries, including Arch, are in default under substantially all of its other indebtedness, due to nonpayment by Arch of approximately $8.3 million of interest due July 2, 2001 under its outstanding 12 3/4% senior notes. Due to this default, Arch's lenders currently have the right, if they so elect, to declare the entire amount of principal and interest to be immediately due and payable, to seek foreclosure upon Arch's assets, to file a bankruptcy petition against Arch or to pursue other remedies. Any of these developments would have a material adverse effect on Arch's business operations, liquidity, cash flows and ability to continue as a going concern. Arch is currently leveraged to a substantial degree. Arch's ratio of total debt to latest three month annualized adjusted earnings before interest, income taxes, depreciation and amortization was 5.2 to 1 as of June 30, 2001. Adjusted earnings before interest, income taxes, depreciation and amortization is not a measure defined by generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies.

   Arch's current debt structure:
   o requires Arch to make interest payments and scheduled repayments of principal of approximately $1.4 billion through June 2006; and
   o impairs Arch's ability to obtain additional financing necessary for working capital, capital expenditures or other purposes on acceptable terms, if at all.

Recent declines in Arch's units in service are likely to continue or even accelerate; this trend is likely to impair Arch's financial results.

   For the three months ended December 31, 2000, Arch experienced a decrease of 1,504,000 units in service; 506,000 due to subscriber cancellations and 998,000 due to definitional changes. For the three months ended March 31, 2001 and the three months ended June 30, 2001, respectively, Arch experienced further decreases of 786,000 and 874,000 units in service due to subscriber cancellations. Arch believes the demand for traditional messaging services declined in 2000 and will continue to decline in the following years and that future growth in the wireless messaging industry will be attributable to two-way messaging and information services. As a result, Arch expects to continue to experience significant declines of units in service for the foreseeable future as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

   Cancellation of units in service can significantly affect the results of operations of wireless messaging service providers. The sale and marketing costs associated with attracting new subscribers are substantial compared to the costs of providing service to existing customers. Because the wireless messaging business is characterized by high fixed costs, cancellations directly and adversely affect earnings before interest, income taxes, depreciation and amortization. Primarily as a result of the decline in its one-way messaging operations, Arch recorded an impairment charge of $976.2 million in the carrying value of certain one-way paging equipment, computer equipment and intangible assets during the second quarter of 2001.

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

The future growth and profitability of Arch depends on the success of its two-way messaging services. However, mobile, cellular and PCS telephone companies have introduced phones and services with substantially the same features and functions as the two-way messaging products and services provided by Arch, and have priced such devices and services competitively.

   Arch's two-way messaging services compete with other available mobile wireless services, which have already demonstrated high levels of market acceptance, including cellular, PCS and other mobile phone services. Many of these other mobile wireless phone services now include wireless messaging as an adjunct service or may replace two-way messaging services entirely. It is less expensive for an end user to enhance a cellular, PCS or other mobile phone with modest data capability than to use both a mobile phone and a pager. This is because the nationwide cellular, PCS and other mobile phone carriers have subsidized the purchase of mobile phones more heavily and because prices for mobile wireless services have been declining rapidly. In addition, the availability of coverage for these services has increased, making the two types of service and product offerings more comparable. Thus, companies other than Arch seeking to provide wireless messaging services may be able to bring their products to market faster or in packages of products that consumers and businesses find more valuable than those to be provided by Arch. If this occurs, Arch's market share will erode and financial operations will be impaired.

Arch may need additional capital to expand its business and will need to restructure existing debt, which could be difficult to achieve. Failure to obtain additional capital may preclude Arch from developing or enhancing its products, taking advantage of future opportunities, growing its business or responding to competitive pressures.

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

   Arch has reported net losses in the past. Arch expects that it will continue to report net losses and cannot give any assurance about when, if ever, it is likely to attain profitability. However, the impairment charge recorded in June 2001 will result in lower depreciation and amortization expenses in future periods therefore Arch's net losses are expected to decrease in the future. Many of the factors that will determine whether or not Arch attains profitability are inherently difficult to predict. These include the decreased demand for traditional messaging services and the uncertain market for two-way messaging services which compete against services offered by telephone, cellular and PCS providers, new service developments and technological change.

Obsolescence in company-owned units may impose additional costs on Arch.

   Technological change may adversely affect the value of the units owned by Arch that are leased to its subscribers. If Arch's current subscribers request more technologically advanced units, including two-way messaging devices, Arch could incur additional inventory costs and capital expenditures if required to replace units leased to its subscribers within a short period of time. Such additional costs or capital expenditures could have a material adverse effect on Arch's results of operations.

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

   On March 21, 2001, Arch entered into an agreement with Glenayre, under which Glenayre agreed to develop and license to Arch, under a perpetual, enterprise wide license, software to enable Arch to upgrade its two-way network to significantly increase network capacity and reduce latency. On June 8, 2001, Glenayre announced plans to discontinue operations of its wireless messaging business unit, but, in accordance with its contractual commitments, would complete development of the network technology that is the subject of the agreement with Arch. On June 29, 2001, Glenayre sent Arch a notice claiming that Arch was in default of the agreement for failure to reimburse Glenayre for certain sales taxes which Glenayre allegedly paid in connection with the agreement. Arch disputes that it is obligated to reimburse Glenayre for the full amount claimed and withheld the disputed portion of the payment. Glenayre sent a subsequent letter on July 29, 2001, purporting to terminate the agreement with Arch. Arch disputes that the termination was effective, but nevertheless, reserving its rights, paid Glenayre the full amount claimed by it. Arch believes that the agreement continues in full force and effect. Arch does not know if Glenayre believes that the agreement was effectively terminated. If Glenayre maintains the position that the contract is terminated, and ceases to perform, the resulting disruption in Arch's business could have a material adverse affect on Arch's results of operations.

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

Restrictions under debt instruments prevent Arch from declaring dividends, incurring or repaying debt, making acquisitions, altering lines of business or taking actions which its management may consider beneficial.

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



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   On July 2, 2001, Arch announced that it was deferring an interest payment of approximately $8,287,500 which was due on July 2, 2001 under its outstanding 12 3/4% Senior Notes due 2007. Arch also announced that if it did not pay the interest payment within 30 days, it would be in default under the indenture governing the 12 3/4% notes, which would also then constitute a default under substantially all indebtedness of Parent and its direct and indirect subsidiaries, including Arch.

   On July 12, 2001, both Arch and Arch Wireless Holdings, Inc., a subsidiary of Arch, received letters from The Bank of New York, acting in its capacity as administrative agent under that Third Amended and Restated Credit Agreement, dated as of March 23, 2000. In these letters, the Bank stated its belief that Arch was in default under the indenture on the date that Arch failed to pay the interest payment (July 2, 2001) and that, as a result, an event of default under the credit agreement occurred on July 2, 2001 and is continuing. Arch disagrees with the Bank's conclusion that it was in default under the indenture on July 2, 2001. However, since Arch did not make the interest payment within 30 days of July 2, 2001, Parent and its direct and indirect subsidiaries, including Arch, are in default under substantially all their indebtedness.

   On August 2, 2001, Arch announced that it had deferred an interest payment of approximately $5,937,500 which was due on August 1, 2001 under Arch's 9 1/2% Senior Notes due 2004.

   As of the date of the filing of this report, the total arrearage relating to these defaults is approximately $14.2 million.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

                  None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARCH WIRELESS COMMUNICATIONS, INC.





   Dated:  August 14, 2001              By: /s/ J. Roy Pottle
                                           ------------------------------------
                                           J. Roy Pottle
                                           Executive Vice President and
                                           Chief Financial Officer