Form 10-Q
period 2001-09-30
ARCH WIRELESS COMMUNICATIONS INC
filed 2001-11-14
CIK 916122

QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
            (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________



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





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 848.7501 shares of the Company's Common Stock ($.01 par value) were outstanding as of November 8, 2001.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


PART I.  FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of September 30, 2001
         and December 31, 2000                                              3

         Consolidated Condensed Statements of Operations for the
         Three and Nine Months Ended September 30, 2001 and 2000            4

         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 2001 and 2000                      5

         Notes to Consolidated Condensed Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17
Item 3.  Defaults upon Senior Securities                                   17
Item 6.  Exhibits and Reports on Form 8-K                                  17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                        September 30,  December 31,
                                                            2001            2000
                                                            ----            ----
                                  ASSETS                (unaudited)
   Current assets:
        Cash and cash equivalents                       $    34,696    $    49,959
        Accounts receivable, net                            108,847        132,652
        Inventories                                           2,724          1,760
        Prepaid expenses and other                           39,865         18,596
                                                        -----------    -----------
            Total current assets                            186,132        202,967
                                                        -----------    -----------
   Property and equipment, at cost                        1,472,833      1,425,757
   Less accumulated depreciation and amortization        (1,043,140)      (443,868)
                                                        -----------    -----------
   Property and equipment, net                              429,693        981,889
                                                        -----------    -----------
   Intangible and other assets, net                          15,267        844,514
                                                        -----------    -----------
                                                        $   631,092    $ 2,029,370
                                                        ===========    ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

   Current liabilities:
        Current maturities of long-term debt            $ 1,480,876    $   177,341
        Accounts payable                                     40,750         55,104
        Accrued restructuring                                30,792         60,424
        Accrued interest                                     66,670         39,121
        Accrued expenses and other liabilities              167,580        162,090
                                                        -----------    -----------
            Total current liabilities                     1,786,668        494,080
                                                        -----------    -----------
   Long-term debt, less current maturities                     --        1,454,646
                                                        -----------    -----------
   Other long-term liabilities                               63,604         74,479
                                                        -----------    -----------
   Deferred income taxes                                      3,494        121,994
                                                        -----------    -----------
   Stockholder's equity (deficit):
        Common stock-- $.01 par value                          --             --
        Additional paid-in capital                        1,194,883        953,883
        Accumulated deficit                              (2,417,557)    (1,069,712)
                                                        -----------    -----------
            Total stockholder's equity (deficit)         (1,222,674)      (115,829)
                                                        -----------    -----------
                                                        $   631,092    $ 2,029,370
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

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands)

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                     2001           2000           2001           2000
                                                     ----           ----           ----           ----

   Revenues                                      $   276,403    $   184,192    $   897,015    $   562,039
   Cost of products sold                              (9,203)        (8,636)       (31,205)       (25,897)
                                                 -----------    -----------    -----------    -----------
                                                     267,200        175,556        865,810        536,142
                                                 -----------    -----------    -----------    -----------
   Operating expenses:
      Service, rental, and maintenance                74,817         38,750        229,739        115,704
      Selling                                         34,986         24,388        109,195         73,766
      General and administrative                      94,969         53,644        298,374        162,940
      Depreciation and amortization                   67,222         85,611      1,490,962        265,888
      Other operating expense                          7,455           --            7,455           --
                                                 -----------    -----------    -----------    -----------
        Total operating expenses                     279,449        202,393      2,135,725        618,298
                                                 -----------    -----------    -----------    -----------
   Operating income (loss)                           (12,249)       (26,837)    (1,269,915)       (82,156)
   Interest expense, net                             (62,047)       (32,366)      (162,952)       (92,514)
   Other expense                                     (12,726)          (269)       (26,684)        (2,279)
                                                 -----------    -----------    -----------    -----------
   Income (loss) before income tax benefit and
      accounting change                              (87,022)       (59,472)    (1,459,551)      (176,949)
   Benefit from income taxes                             500           --          118,500           --
                                                 -----------    -----------    -----------    -----------
   Income (loss) before accounting change            (86,522)       (59,472)    (1,341,051)      (176,949)
   Cumulative effect of accounting change               --             --           (6,794)          --
                                                 -----------    -----------    -----------    -----------
   Net income (loss)                             $   (86,522)   $   (59,472)   $(1,347,845)   $  (176,949)
                                                 ===========    ===========    ===========    ===========



 Cost of products sold and operating expenses listed above are stated exclusive of depreciation and amortization expense which is shown separately.



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2001         2000
                                                                       ----         ----
   Net cash provided by operating activities                        $  14,298    $  75,088
                                                                    ---------    ---------

   Cash flows from investing activities:
      Additions to property and equipment, net                        (94,492)    (105,052)
      Additions to intangible and other assets                           (951)      (4,537)
      Acquisition of company, net of cash acquired                        104         --
                                                                    ---------    ---------
   Net cash used for investing activities                             (95,339)    (109,589)
                                                                    ---------    ---------

   Cash flows from financing activities:
      Issuance of long-term debt                                         --         93,000
      Repayment of long-term debt                                    (175,222)     (58,000)
      Capital contribution from Arch Wireless, Inc.                   241,000          354
                                                                    ---------    ---------
   Net cash provided by financing activities                           65,778       35,354
                                                                    ---------    ---------

   Net (decrease) increase in cash and cash equivalents               (15,263)         853
   Cash and cash equivalents, beginning of period                      49,959        2,381
                                                                    ---------    ---------
   Cash and cash equivalents, end of period                         $  34,696    $   3,234
                                                                    =========    =========

   Supplemental disclosure:
      Interest paid                                                 $ 110,283    $  89,782
      Accretion of discount on senior notes and assumed bank debt   $  26,650    $     812















        The accompanying notes are an integral part of these consolidated condensed financial statements.

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


      (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Wireless Communications, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 2000, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 2000 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K/A for the year ended December 31, 2000. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year. Arch is a wholly-owned subsidiary of Arch Wireless, Inc. ("Parent").

   Risks and Other Important Factors - Arch sustained net losses of $167.1 million, $247.1 million and $340.0 million for the years ended December 31, 1998, 1999 and 2000, respectively and net losses of $1.3 billion in the nine months ended September 30, 2001. Arch's loss from operations for the nine months ended September 30, 2001 was $1.3 billion which includes an impairment charge of $976.2 million on certain long-lived assets (see Note (b) below). In addition, at September 30, 2001, Arch had an accumulated deficit of approximately $2.4 billion and a deficit in working capital of $1.60 billion, including $1.48 billion of debt classified as current liabilities due to Arch's default under substantially all of its indebtedness (see Note (c) below). The impairment charge will result in lower depreciation and amortization expenses in future periods which will decrease Arch's losses from operations and net losses in the future. Arch cannot predict whether or when its operations will become profitable.

   Arch's ability to continue as a going concern is dependent upon its ability to restructure its existing debt such that interest expense is substantially reduced. In July 2001, Parent announced the withdrawal of its previously announced proposal to restructure the outstanding debt of Parent and its subsidiaries, including Arch, and the withdrawal of its previous financial projections, primarily due to lower than expected operating results in the second quarter of 2001. The lower than anticipated operating results will negatively impact future operating results and projected year-end liquidity and made the previously proposed restructuring infeasible. On November 9, 2001, certain holders of 12 3/4% senior notes of Arch commenced an involuntary proceeding under Chapter 11 of the U.S. Bankruptcy code against Arch. Arch has until December 10, 2001 to respond to this involuntary proceeding, and is currently evaluating its legal options. Parent will also consider the implications of this filing against Arch for it and its other subsidiaries. Arch continues to update its business plan and projections to take into account its second and third quarter results and evaluate its restructuring options. These options include voluntary filings for protection under Chapter 11 of the U.S. Bankruptcy Code. Arch cannot predict the outcome of the involuntary petition, the effects the involuntary petition will have on Parent and its other subsidiaries, or whether it will be successful in its restructuring efforts.

   Arch's financial results and lack of additional sources of liquidity indicate that it may not be able to continue as a going concern unless it restructures its existing debt such that interest expense is substantially reduced. Furthermore, Arch is in default under its secured credit facility and Parent and its direct and indirect subsidiaries, including Arch, are in default under substantially all of their other indebtedness due to nonpayment by Parent and Arch of approximately $50.3 million of interest due under its outstanding notes and credit facility as of September 30, 2001 (see Note (c) below). Arch is also subject to additional risks and uncertainties including, but not limited to, changes in technology, subscriber turnover and competition.

      (b) Impairment of Property and Equipment and Intangible Assets--In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of," Arch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. The aggregate undiscounted cash flows are compared to the assets' current book value. To the extent impairment is identified, Arch reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows.

   In July 2001, due to the facts and circumstances discussed in Note (a) above, Arch developed preliminary projections in order to assess the carrying value of its long-lived assets. These projections were management's best estimate, at the time, of future results based on lower than expected operating results for the quarter ended June 30, 2001 and potential yearend liquidity constraints that could arise. The aggregate undiscounted cash flows from these projections was compared to the carrying value of the long-lived assets. Since the carrying value exceeded the aggregate undiscounted cash flows, fair value of the assets was determined based on a discounted cash flow analysis. As a result, Arch recorded an impairment charge of $976.2 million in the second quarter of 2001, which is included in depreciation and amortization expense in the statement of operations for the nine months ended September 30, 2001, and reduced the carrying value of certain one-way paging equipment, computer equipment and intangible assets.

   Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are comprised of the following (in thousands):

                                                            September 30,     December 31,
                                                                2001              2000
                                                                ----              ----
   Purchased Federal Communications Commission licenses...  $         --      $    276,419
   Purchased subscriber lists.............................            --           369,867
   Goodwill...............................................            --           163,027
   Deferred financing costs...............................        13,363            21,172
   Other..................................................         1,904            14,029
                                                            ------------      ------------
                                                            $     15,267      $    844,514
                                                            ============      ============


      (c) Classification of Debt - Effective August 2, 2001, Arch is in default under the indenture governing its 12 3/4% senior notes for nonpayment of interest due on July 2, 2001. This default also constituted a default under substantially all other indebtedness of Parent and its direct and indirect subsidiaries, including Arch. Due to this default, Arch's lenders currently have the right, if they so elect, to declare the entire amount of principal and interest to be immediately due and payable, to seek foreclosure upon Arch's assets, to file a bankruptcy petition against Arch or to pursue other remedies. As a result, Arch has reclassified its debt to current liabilities. Subsequent to August 2, 2001 neither Parent nor Arch have made any interest payments on their other outstanding notes or its credit facility. Interest payments due prior to September 30, 2001 which have not been paid total $50.3 million.

      (d) Divisional Reorganization - As of September 30, 2001, 1,268 former Arch and MobileMedia employees had been terminated due to the MobileMedia and PageNet integrations and a previous divisional reorganization. Arch's restructuring activity as of September 30, 2001 is as follows (in thousands):

                                    Reserve Balance     Reserve       Utilization of
                                    at December 31,   Adjustment in     Reserve in     Remaining
                                         2000             2001            2001          Reserve
                                         ----             ----            ----          -------
   Severance costs...................  $   2,957        $   1,960       $   4,917      $      --
   Lease obligation costs............     10,776               --           4,650          6,126
   Other costs.......................        162               --             158              4
                                       ---------        ---------       ---------      ---------
      Total..........................  $  13,895        $   1,960       $   9,725      $   6,130
                                       =========        =========       =========      =========

      (e) PageNet Acquisition Reserve - As of September 30, 2001, 1,628 former PageNet employees had been terminated. Arch's restructuring activity as of September 30, 2001 is as follows (in thousands):

                                    Reserve Balance     Reserve       Utilization of
                                    at December 31,   Adjustment in     Reserve in     Remaining
                                         2000             2001            2001          Reserve
                                         ----             ----            ----          -------
   Severance costs...................  $  36,767        $  10,900       $  37,143      $  10,524
   Lease obligation costs............      9,264           11,062           6,326         14,000
   Other costs.......................        500               --             362            138
                                       ---------        ---------       ---------      ---------
      Total..........................  $  46,531        $  21,962       $  43,831      $  24,662
                                       =========        =========       =========      =========

      (f) Nextel Agreement - In January 2001, Parent agreed to sell its 900 MHz SMR (Specialized Mobile Radio) licenses to Nextel Communications, Inc. Nextel acquired the SMR licenses for an aggregate purchase price of $175 million and invested approximately $75 million in a new equity issue, Parent series F 12% redeemable cumulative junior preferred stock. The transaction was completed in two stages. In February 2001, Nextel advanced $250 million in the form of a secured loan in the principal amount of $175 million and an unsecured loan in the principal amount of $75 million to a newly created, stand-alone Parent subsidiary that held the SMR licenses pending FCC regulatory approval of their transfer. The new Parent subsidiary was not permitted to engage in any business other than ownership and maintenance of the SMR licenses and did not have any liability or obligation with respect to any of the debt obligations of Arch or its subsidiaries. In May 2001, upon transfer of the SMR licenses to Nextel, the principal amount of the secured loan was offset against the $175.0 million aggregate purchase price for the SMR licenses, and the principal amount of the unsecured loan was exchanged for shares of Parent series F preferred stock. Parent contributed $241.0 million of the proceeds to a subsidiary of Arch.

      (g) Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings. Arch adopted this standard effective January 1, 2001. Arch has not designated any of the outstanding derivatives as a hedge under SFAS No. 133. The initial application of SFAS No. 133 resulted in a $6.8 million charge, which was reported as the cumulative effect of a change in accounting principle. This charge represents the impact of initially recording the derivatives at fair value as of January 1, 2001. The changes in fair value of the derivative instruments have been recognized in other expense. Arch recorded other expense of approximately $14.6 million related to the changes in fair value of the derivatives during the nine months ended September 30, 2001.

      (h) Segment Reporting - Arch has determined that it has two reportable segments: traditional paging operations and two-way messaging operations. Management makes operating decisions and assesses individual performances based on these segments. The traditional paging operations consist of the provision of paging and other one-way wireless messaging services to Arch's customers. Two-way messaging operations consist of the provision of two-way wireless messaging services to Arch's customers.

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

   Arch did not begin to market and sell its two-way messaging products on a commercial scale until August 2000. Prior to 2000, substantially all of Arch's operations were traditional paging operations. The following tables present segment financial information related to Arch's segments for the periods indicated (in thousands):

                                                                TRADITIONAL        TWO-WAY
                                                                  PAGING          MESSAGING
                                                                OPERATIONS        OPERATIONS      CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30, 2001                           ----------        ----------      ------------
     Revenues.............................................     $    246,948      $     29,455     $    276,403
     Depreciation and amortization expense................           46,297            20,925           67,222
     Operating income (loss)..............................            8,352           (20,601)         (12,249)
     Adjusted EBITDA(1)...................................           62,104               324           62,428
     Total assets.........................................          402,287           228,805          631,092
     Capital expenditures.................................            7,729            16,791           24,520
THREE MONTHS ENDED SEPTEMBER 30, 2000
     Revenues.............................................     $    183,291      $        901     $    184,192
     Depreciation and amortization expense................           84,769               842           85,611
     Operating income (loss)..............................          (21,918)           (4,919)         (26,837)
     Adjusted EBITDA(1)...................................           62,851            (4,077)          58,774
     Total assets.........................................        1,175,461            17,060        1,192,521
     Capital expenditures.................................           19,551             7,441           26,992
NINE MONTHS ENDED SEPTEMBER 30, 2001
     Revenues.............................................     $    827,989      $     69,026     $    897,015
     Depreciation and amortization expense................        1,442,212            48,750        1,490,962
     Operating income (loss)..............................       (1,207,149)          (62,766)      (1,269,915)
     Adjusted EBITDA(1)...................................          242,518           (14,016)         228,502
     Total assets.........................................          402,287           228,805          631,092
     Capital expenditures.................................           49,519            45,924           95,443
NINE MONTHS ENDED SEPTEMBER 30, 2000
     Revenues.............................................     $    560,996      $      1,043     $    562,039
     Depreciation and amortization expense................          264,856             1,032          265,888
     Operating income (loss)..............................          (72,468)           (9,688)         (82,156)
     Adjusted EBITDA(1)...................................          192,388            (8,656)         183,732
     Total assets.........................................        1,175,461            17,060        1,192,521
     Capital expenditures.................................           91,497            18,092          109,589

     (1) Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, does not reflect interest, income taxes, depreciation and amortization, other operating expenses, other expense or extraordinary items; consequently adjusted earnings before interest, income taxes, depreciation and amortization may not necessarily be comparable to similarly titled data of other wireless messaging companies. Earnings before interest, income taxes, depreciation and amortization should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles or as a measure of liquidity. Amounts reflected as earnings before interest, income taxes, depreciation and amortization or adjusted earnings before interest, income taxes, depreciation and amortization are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness or limitations imposed by applicable law upon the payment of dividends or distributions, among other things.





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

RESULTS OF OPERATIONS

   Revenues increased to $276.4 million, a 50.1% increase, and $897.0 million, a 59.6% increase, for the three and nine months ended September 30, 2001, respectively, from $184.2 million and $562.0 million for the three and nine months ended September 30, 2000, respectively, as the number of units in service increased from 6.4 million at September 30, 2000 to 9.1 million at September 30, 2001 due to the acquisition of PageNet in November 2000. Net revenues (revenues less cost of products sold) increased to $267.2 million, a 52.2% increase, and $865.8 million, a 61.5% increase, for the three and nine months ended September 30, 2001, respectively, from $175.6 million and $536.1 million for the corresponding periods in 2000. Revenues and net revenues in the three and nine months ended September 30, 2000 and 2001 were adversely affected by (i) the declining demand for traditional paging services and (ii) subscriber cancellations, which led to a decrease of 801,000 and 2,461,000 units in service for the three and nine months ended September 30, 2001, respectively.

   For the three and nine months ended September 30, 2001, two-way messaging revenues were $29.5 million, 10.6% of total revenue, and $69.0 million, 7.7% of total revenue, respectively. Two-way messaging net revenues were $24.6 million, 9.2% of total net revenue, and $58.1 million, 6.7% of total net revenue, respectively. The Company did not begin to sell its two-way messaging products and services on a commercial scale until August 2000. Two-way units in service increased from 25,000 at September 30, 2000 to 320,000 at September 30, 2001.

   Revenues consist primarily of recurring revenues associated with the provision of messaging services, rental of leased units and product sales. Product sales represented less than 10% of total revenues for the three and nine months ended September 30, 2000 and 2001. Arch does not differentiate between service and rental revenues.

   Arch believes the demand for traditional messaging services declined in 2000 and in the first nine months of 2001, and will continue to decline in the foreseeable future. Arch believes that any element of future growth in the wireless messaging industry will be attributable to two-way messaging. As a result, Arch expects to continue to experience significant declines of units in service during 2001 and 2002, as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

   Service, rental and maintenance expenses, which consist primarily of telephone, third party carrier fees, site rental expenses and repairs and maintenance expenses, increased to $74.8 million, or 28.0% of net revenues, and $229.7 million, or 26.5% of net revenues, in the three and nine months ended September 30, 2001, respectively, from $38.8 million, or 22.1% of net revenues, and $115.7 million, or 21.6% of net revenues in the corresponding periods in 2000. The increase in dollar amount was due to the acquisition of PageNet in November 2000. Since many of these costs are fixed in the short term, Arch has not been able to reduce its service, rental and maintenance expenses at the same rate of decline as units in service and net revenues, resulting in an increase as a percentage of net revenues. For the three and nine months ended September 30, 2001, there were $12.1 million and $34.7 million, respectively, of service, rental and maintenance expenses associated with the provision of two-way messaging and information services, compared to $1.5 million and $3.7 million, respectively, for the three and nine months ended September 30, 2000.

   Selling expenses increased to $35.0 million, or 13.1% of net revenues, and $109.2 million, or 12.6% of net revenues, for the three and nine months ended September 30, 2001, respectively, from $24.4 million, or 13.9% of net revenues, and $73.8 million, or 13.8% of net revenues, for the corresponding periods in 2000. The increase in dollar amount was due to the acquisition of PageNet. Selling expenses related to two-way messaging and information services were $9.3 million and $26.1 million for the three and nine months ended September 30, 2001, respectively, compared to $2.2 million and $2.3 million for the three and nine months ended September 30, 2000.

   General and administrative expenses increased to $95.0 million, or 35.5% of net revenues, and $298.4 million, or 34.5% of net revenues, for the three and nine months ended September 30, 2001, respectively, from $53.6 million, or 30.6% of net revenues, and $162.9 million, or 30.4% of net revenues for the corresponding periods in 2000. The increase was due to increased headcount, administrative and facility costs associated with PageNet. General and administrative expenses associated with the provision of two-way messaging and information services were $3.0 million and $11.3 million in the three and nine months ended September 30, 2001, respectively, compared to $1.3 million and $3.7 million in the corresponding periods in 2000.

   Depreciation and amortization expense increased to $1,491.0 million in the nine months ended September 30, 2001 from $265.9 million in the nine months ended September 30, 2000. The increase was principally due to a $976.2 million impairment charge, recorded in June 2001, related to certain one-way paging equipment, computer equipment and intangible assets. See Note (b) to the Consolidated Condensed Financial Statements. The remaining increase in these expenses reflects the acquisition of PageNet. As a result of the impairment charge in the second quarter, depreciation and amortization expenses decreased to $67.2 million in the three months ended September 30, 2001 from $85.6 million in the three months ended September 30, 2000.

   Operating losses were $12.2 million and $1,269.9 million for the three and nine months ended September 30, 2001, respectively, compared to $26.8 million and $82.2 million in the three and nine months ended September 30, 2000, respectively, as a result of the factors outlined above.

   Net interest expense increased to $62.0 million and $163.0 million for the three and nine months ended September 30, 2001, respectively, from $32.4 million and $92.5 million for the corresponding periods in 2000. The increase was principally attributable to an increase in Arch's outstanding debt due to the PageNet acquisition. Interest expense for the nine months ended September 30, 2000 and 2001 included approximately $0.8 million and $26.7 million, respectively, of accretion on assumed bank debt and Arch's senior debt, the payment of which was deferred.

   Other expense increased to $12.7 million and $26.7 million for the three and nine months ended September 30, 2001, respectively, from $269,000 and $2.3 million for the three and nine months ended September 30, 2000. In 2001, other expense includes a $14.6 million charge related to changes in the market value of certain interest rate swaps which have not been designated as a hedge for accounting purposes and a $7.5 million charge resulting from the write-off of a note receivable from Vast Solutions, Inc., which filed for bankruptcy in April 2001.

   Arch recognized an income tax benefit of $500,000 and $118.5 million for the three and nine months ended September 30, 2001, respectively. The benefit represented the tax benefit of operating losses incurred subsequent to the acquisition of PageNet, which were available to offset deferred tax liabilities arising from the PageNet acquisition.

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

   Net loss increased to $86.5 million and $1,347.8 million for the three and nine months ended September 30, 2001, from $59.5 million and $176.9 million for the corresponding periods in 2000, as a result of the factors outlined above.

LIQUIDITY AND CAPITAL RESOURCES

   Arch is evaluating options to restructure its debt in light of its inability to make required principal and interest payments under its secured credit facility and outstanding notes. These options include filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Arch's inability to pay required principal and interest payments arises primarily from the lack of sufficient cash flow from operations. Arch is in default under its secured credit facility and substantially all of its other indebtedness. The defaults result primarily from the nonpayment of approximately $61.5 million of interest as of November 14, 2001. Arch's lenders currently have the right, if they so elect, to declare the entire amount of principal and interest, approximately $1.6 billion as of November 1, 2001, to be immediately due and payable.

Cash Flow

   Arch's business strategy requires the availability of substantial funds to finance capital expenditures for messaging devices and system equipment and to service debt. Arch's net cash flows from operating, investing and financing activities for the nine months ended September 30, 2001 and 2000 were as follows (in millions):

                                                         Nine Months Ended
                                                           September 30,
                                                       2001             2000
                                                       ----             ----
Net cash provided by operating activities.......   $    14.3         $    75.1
Net cash used in investing activities...........   $   (95.3)        $  (109.6)
Net cash provided by financing activities.......   $    65.8         $    35.4


   Investing activities in 2001 consist primarily of capital expenditures. Financing activities in 2001 include a capital contribution from Parent of $241.0 million from the proceeds of the Nextel transaction (see Note (f) to the Consolidated Condensed Financial Statements), offset by the repayment of $175.2 million under the secured credit facility.

   Investing activities in 2000 consisted only of capital expenditures. Financing activities in 2000 included net borrowings of $35.0 million and capital contribution from Parent of $354,000.

Capital Expenditures and Commitments

   Arch's capital expenditures decreased from $109.6 million for the nine months ended September 30, 2000 to $95.4 million for the nine months ended September 30, 2001. These capital expenditures primarily include the purchase of wireless messaging devices, system and transmission equipment, information systems and capitalized financing costs. Arch generally has funded its capital expenditures with net cash provided by operating activities and the incurrence of debt. Arch estimates that capital expenditures for 2001 will be approximately $125 million. If its indebtedness is appropriately restructured such that interest expense is substantially reduced, Arch believes that it will have sufficient cash available from operations and the proceeds of the Nextel transaction, as described below, to fund its capital expenditures.

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

   Arch used $175.2 million of the proceeds from these transactions to prepay all required 2001 amortization payments under its senior credit facility. The remaining $65.8 million of proceeds was available for working capital purposes. At September 30, 2001, Arch had approximately $34.7 million of cash on hand and no additional borrowing capacity under its senior credit facility.

   Arch believes that based on its current cash position and projected requirements, it will have sufficient cash to fund operations for the next twelve months, provided Arch defers interest payments due on its outstanding indebtedness. However, Arch is in default under its secured credit facility and outstanding notes. See Note (c) to the Consolidated Condensed Financial Statements.

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

   Arch's ability to continue as a going concern is dependent upon its ability to restructure its existing debt such that interest expense is substantially reduced. In July 2001, Parent announced the withdrawal of its previously announced proposal to restructure the outstanding debt of Parent and its subsidiaries, including Arch, and the withdrawal of its previous financial projections, primarily due to lower than expected operating results in the second quarter of 2001. The lower than anticipated operating results will negatively impact future operating results and projected year-end liquidity and made the previously proposed restructuring infeasible. On November 9, 2001, certain holders of 12 3/4% senior notes of Arch commenced an involuntary proceeding under Chapter 11 of the U.S. Bankruptcy code against Arch. Arch has until December 10, 2001 to respond to this involuntary proceeding, and is currently evaluating its legal options. Parent will also consider the implications of this filing against Arch for it and its other subsidiaries. Arch continues to update its business plan and projections to take into account its second and third quarter results and evaluate its restructuring options. These options include voluntary filings for protection under Chapter 11 of the U.S. Bankruptcy Code. Arch cannot predict the outcome of the involuntary petition, the effects the involuntary petition will have on Parent and its other subsidiaries, or whether it will be successful in its restructuring efforts.

   Arch's financial results and lack of additional sources of liquidity indicate that it will not be able to continue as a going concern unless it restructures its existing debt such that interest expense is substantially reduced. Furthermore, Arch is in default under its secured credit facility and Parent and its direct and indirect subsidiaries, including Arch, are in default under substantially all of its other indebtedness, primarily due to nonpayment of approximately $67.7 million of interest as of November 14, 2001. Due to this default, Arch's lenders currently have the right, if they so elect, to declare the entire amount of principal and interest to be immediately due and payable, to seek foreclosure upon Arch's assets, to file a bankruptcy petition against Arch or to pursue other remedies. Any of these developments would have a material adverse effect on Arch's business operations, liquidity, cash flows and ability to continue as a going concern. Arch is currently leveraged to a substantial degree. Arch's ratio of total debt to latest three month annualized adjusted earnings before interest, income taxes, depreciation and amortization was 6.5 to 1 as of September 30, 2001. Adjusted earnings before interest, income taxes, depreciation and amortization is not a measure defined by generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted earnings before interest, income taxes, depreciation and amortization, as determined by Arch, may not necessarily be comparable to similarly titled data of other wireless messaging companies.

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

   For the three months ended December 31, 2000, Arch experienced a decrease of 1,504,000 units in service; 506,000 due to subscriber cancellations and 998,000 due to definitional changes. For the three months ended March 31, June 30, and September 30, 2001, Arch experienced further decreases of units in service due to subscriber cancellations of 786,000, 874,000 and 801,000, respectively. Arch believes the demand for traditional messaging services declined in 2000 and will continue to decline in the following years and that future growth in the wireless messaging industry will be attributable to two-way messaging. As a result, Arch expects to continue to experience significant decreases in units in service for the foreseeable future as Arch's addition of two-way messaging subscribers will likely be exceeded by its loss of traditional messaging subscribers.

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

   Arch believes that future fluctuations in its revenues and operating results will occur due to many factors, particularly the decreased demand for traditional messaging services and the uncertain market for two-way messaging services. Arch's current and planned expenses and debt repayment levels, are to a large extent, fixed in the short term, and are based in part on past expectations as to future revenues and cash flow growth. Arch may be unable to adjust spending in a timely manner to compensate for any past or future revenue or cash flow shortfall.

Continued net losses are likely and Arch cannot predict whether it will ever be profitable.

   Arch has reported net losses in the past. Arch expects that it will continue to report net losses and cannot give any prediction about when, if ever, it is likely to attain profitability. However, the impairment charge recorded in June 2001 will result in lower depreciation and amortization expenses in future periods, therefore Arch's net losses are expected to decrease in the future. Many of the factors that will determine whether or not Arch attains profitability are inherently difficult to predict. These include the decreased demand for traditional messaging services and the uncertain market for two-way messaging services which compete against services offered by telephone, cellular and PCS providers, new service developments and technological change.

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

   Arch does not manufacture any of the equipment customers need to take advantage of its services. It is dependent primarily on Motorola, Inc. to obtain sufficient equipment inventory for new subscribers and replacement needs and on Glenayre Electronics, Inc. for sufficient terminals and transmitters to meet its replacement requirements. Arch will seek other sources for terminals and transmitters to meet its expansion requirements, since Glenayre has announced it will discontinue its network infrastructure operations. Significant delays in obtaining any of this equipment, could lead to disruptions in operations and adverse financial consequences. Arch's purchase agreement with Motorola for messaging devices expires on November 15, 2001. There can be no assurance that the agreement with Motorola for messaging devices will be renewed or, if renewed, that the renewed agreement will be on terms and conditions as favorable to Arch as those under the current agreement.

   On March 21, 2001, Arch entered into an agreement with Glenayre, under which Glenayre agreed to develop and license to Arch, under a perpetual, enterprise wide license, software to enable Arch to upgrade its two-way network to significantly increase network capacity and reduce latency. On June 8, 2001, Glenayre announced plans to discontinue operations of its wireless messaging business unit, but, in accordance with its contractual commitments, would complete development of the network technology that is the subject of the agreement with Arch. On June 29, 2001, Glenayre sent Arch a notice claiming that Arch was in default of the agreement for failure to reimburse Glenayre for certain sales taxes which Glenayre allegedly paid in connection with the agreement. Arch disputes that it is obligated to reimburse Glenayre for the full amount claimed and withheld the disputed portion of the payment. Glenayre sent a subsequent letter on July 29, 2001, purporting to terminate the agreement with Arch. Arch disputes that the termination was effective, but nevertheless, reserving its rights, paid Glenayre the full amount claimed by it. Arch believes that the agreement continues in full force and effect. Arch does not know if Glenayre continues to believe that the agreement was effectively terminated. If Glenayre ceases to perform and Arch is unable to secure alternative sources for network upgrades, the resulting disruption in Arch's business could have a material adverse affect on Arch's results of operations.

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

SENIOR SECURED DEBT, VARIABLE RATE DEBT:

   Borrowings outstanding under Arch's credit facility are secured by substantially all of Arch's assets. Arch's senior bank debt trades on a limited basis, therefore the fair value at September 30, 2001 was determined with reference to market quotes.

                                     Weighted Average   Scheduled     Interest
Principal Balance     Fair Value      Interest Rate      Maturity   Payments Due
-----------------     ----------      -------------      --------   ------------
 $1.120 billion     $167.9 million        10.8%            2006      Quarterly

Arch's credit facility bears interest at floating rates and matures in 2006 and is therefore subject to risks associated with changes in interest rates. To the extent there are fluctuations in the agent bank's alternate base rate or LIBOR, Arch's annual interest expense would increase or decrease by $2.8 million for each 1/4% fluctuation.

SENIOR SUBORDINATED NOTES, FIXED RATE DEBT:

   Arch's fixed rate senior notes are traded publicly and are subject to market risk. The fair values of the fixed rate senior notes were based on current market quotes as of September 30, 2001.

Principal Balance     Fair Value     Stated Interest Rate   Scheduled Maturity
-----------------     ----------     --------------------   ------------------
 $125.0 million      $6.3 million           9 1/2%                  2004
 $100.0 million      $5.0 million            14%                    2004
 $130.0 million      $650 thousand         12 3/4%                  2007
 $147.0 million      $735 thousand         13 3/4%                  2008


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On November 9, 2001, certain holders of 12-3/4% Senior Notes due 2007 of Arch commenced an involuntary case under Chapter 11 of the United States Bankruptcy Code against Arch. The petition requesting an order for relief under Chapter 11 was filed in United States District Court, District of Massachusetts, where the case is now pending. Arch has until December 10, 2001 to respond to the filing of this involuntary proceeding and is currently evaluating its legal options.

   Arch is involved in a number of law suits which it does not believe will have a material adverse effect on its financial condition.



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

   On August 27, 2001, Arch announced that Arch Wireless Holdings, Inc ("AWHI"), a subsidiary of Arch, had defaulted under its credit facility for nonpayment of interest due August 21, 2001

   As of the date of the filing of this report, the total arrearage relating to these defaults is approximately $61.5 million.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

            Current Report on Form 8-K dated July 12, 2001 (reporting, under item 5, that the Bank of New York believed that it was in default under Arch Wireless Holdings, Inc.'s credit facility), filed July 13, 2001.

            Current Report on Form 8-K dated August 2, 2001 (reporting, under items 5 and 7, that Arch defaulted under its 12 3/4% notes for nonpayment of interest due July 2, 2001), filed August 2, 2001.

            Current Report on Form 8-K dated August 24, 2001 (reporting, under item 5, that Arch Wireless Holdings, Inc. defaulted under its credit facility for nonpayment of interest due August 21, 2001), filed August 27, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARCH WIRELESS COMMUNICATIONS, INC.





   Dated:  November  14, 2001           By: /s/ J. Roy Pottle
                                           --------------------------------
                                           J. Roy Pottle
                                           Executive Vice President and
                                           Chief Financial Officer