Form 10-K/A
period 2001-12-31
ARCH WIRELESS COMMUNICATIONS INC
filed 2002-06-13
CIK 916122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                         AMENDMENT NO.1 TO FORM 10-K ON
                                   FORM 10-K/A

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

                                                                           YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1997         1998       1999        2000       2001
                                                         ----------   ---------  ---------   ---------  ---------
                                                                           (dollars in thousands)
STATEMENTS OF OPERATIONS DATA:
   Revenues............................................  $  396,841  $  413,635 $  641,824  $  847,586 $ 1,143,685

   Operating expenses:
     Cost of products sold (exclusive of items shown
       separately below)...............................      29,158      29,953     34,954      35,585      40,932
     Service, rental and maintenance(exclusive of items
       shown separately below).........................      79,836      80,782    132,400     182,201     301,274
     Selling...........................................      51,474      49,132     84,249     106,797     135,476
     General and administrative (exclusive of items
       shown separately below).........................     106,041     112,181    180,726     262,577     381,206
     Depreciation and amortization.....................     231,376     220,172    308,464     496,873   1,537,607
     Reorganization expense............................          --          --         --          --     154,580
     Other operating expense...........................          --      14,700     (2,200)      5,425       7,890
                                                         ----------  ---------- ----------  ---------- -----------
   Operating income (loss).............................    (101,044)    (93,285)   (96,769)   (241,872) (1,415,280)
   Interest and non-operating expenses, net............     (62,884)    (66,409)  (143,722)   (144,170)   (231,880)
   Equity in loss of affiliate.........................      (3,872)     (5,689)    (3,200)         --          --
                                                         ----------  ---------- ----------  ---------- -----------
   Income (loss) before income tax benefit,
     extraordinary items and accounting changes........    (167,800)   (165,383)  (243,691)   (386,042) (1,647,160)
   Income tax benefit..................................      21,172          --         --      46,006     121,994
                                                         ----------  ---------- ----------  ---------- -----------
   Income (loss) before extraordinary items and
     accounting changes................................    (146,628)   (165,383)  (243,691)   (340,036) (1,525,166)
   Extraordinary items.................................          --      (1,720)        --          --          --
   Cumulative effect of accounting changes.............          --          --     (3,361)         --      (6,794)
                                                         ----------  ---------- ----------  ---------- -----------
   Net income (loss)...................................  $ (146,628) $ (167,103)$ (247,052) $ (340,036)$(1,531,960)
                                                         ==========  ========== ==========  ========== ===========

OTHER OPERATING DATA:

   Capital expenditures, excluding acquisitions........  $  102,769  $  113,184 $  113,651  $  139,162 $  103,194
   Cash flows provided by operating activities.........  $   64,606  $   84,210 $  100,505  $   33,162 $   47,551
   Cash flows provided by (used in) investing activities $ (102,767) $  (82,868)$ (627,166) $  (95,620)$ (103,090)
   Cash flows provided by (used in) financing activities $   38,777  $   (3,207)$  529,020  $  110,036 $   75,711
   Adjusted earnings before interest, income taxes,
     depreciation and amortization.....................  $  130,332  $  141,587 $  209,495  $  260,426 $  284,797
   Adjusted earnings before interest, income taxes,
     depreciation and amortization margin..............          35%         37%        35%         32%        26%
   Units in service at end of period...................   3,890,000   4,276,000  6,949,000  11,589,000  8,203,000

                                                                              AS OF DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1997         1998       1999        2000       2001
                                                         ----------   ---------  ---------   ---------  ---------
                                                                           (dollars in thousands)
BALANCE SHEET DATA:
   Current assets......................................  $   49,584  $   49,101 $   84,523  $  202,967 $   206,325
   Total assets........................................   1,010,046     894,585  1,345,146   2,029,370     599,108
   Long-term debt, less current maturities (1).........     623,000     618,354    924,132   1,454,646          --
   Liabilities subject to compromise (1)...............          --          --         --          --   1,853,461
   Stockholder's equity (deficit)......................     302,042     159,782    172,945    (115,829) (1,396,856)

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

     The following table reconciles net income to the presentation of adjusted earnings before interest, income taxes, depreciation and amortization:

                                                                           YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1997         1998       1999        2000       2001
                                                         ----------   ---------  ---------   ---------  ---------
                                                                           (dollars in thousands)
   Net income (loss)...................................  $ (146,628) $ (167,103)$ (247,052) $ (340,036) $(1,531,960)
   Interest and non-operating expenses, net............      62,884      66,409    143,722     144,170      231,880
   Income tax benefit..................................     (21,172)         --         --     (46,006)    (121,994)
   Depreciation and amortization.......................     231,376     220,172    308,464     496,873    1,537,607
   Reorganization expense..............................          --          --         --          --      154,580
   Other operating expense.............................          --      14,700     (2,200)      5,425        7,890
   Equity in loss of affiliate.........................       3,872       5,689      3,200          --           --
   Extraordinary item..................................          --       1,720         --          --           --
   Cumulative effect of accounting change..............          --          --      3,361          --        6,794
                                                         ----------  ---------- ----------  ----------  -----------
   Adjusted earnings before interest, income taxes,
     depreciation and amortization.....................  $  130,332  $  141,587 $  209,495  $  260,426  $   284,797
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

   The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues within each of our operating regions will not fluctuate.

   Projected revenues are based on our estimate of units in service and average revenue per unit. Projected revenues assume a continued decline in traditional messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service.

   Projected operating expenses are based upon historical experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from assumed synergies achieved from the integration of PageNet and other cost saving initiatives resulting from a projected decline in total revenue.

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

   General and administrative expenses increased to $381.2 million, or 34.6% of net revenues, in 2001 from $262.6 million, or 32.3% of net revenues in 2000. The increase was due to increased headcount, administrative and facility costs associated with PageNet operations and increased accounts receivable loss provisions offset by various cost savings initiatives. These initiatives included workforce reductions, facilities closures and operating division consolidations which resulted in annualized savings of approximately $144 million. The accounts receivable loss provisions increased to $56.5 million in 2001 from $33 million in 2000, due primarily to a full year of PageNet operations. General and administrative expenses associated with the provision of two-way messaging and information services were $14.4 million in 2001 compared to $6.9 million in 2000.

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

                                        ARCH WIRELESS COMMUNICATIONS, INC.

                                        By:  /S/ J ROY POTTLE
                                           ----------------------------------
                                             J. Roy Pottle
                                             Executive Vice President and Chief
                                             Financial Officer (principal
                                             financial officer and principal
                                             accounting officer)
     June 13, 2002

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

                                              /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 7, 2002 (except
for the matter discussed in
Note 13 as to which the date
is May 29, 2002)

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

                       ARCH WIRELESS COMMUNICATIONS, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF ARCH WIRELESS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                           1999           2000           2001
                                                       -----------    -----------    -----------
Revenues ...........................................   $   641,824    $   847,586    $ 1,143,685

Operating expenses:
  Cost of products sold (exclusive of items shown
    separately below) ..............................        34,954         35,585         40,932
  Service, rental and maintenance (exclusive of items
    shown separately below) ........................       132,400        182,201        301,274
  Selling ..........................................        84,249        106,797        135,476
  General and administrative (exclusive of items
    shown separately below) ........................       180,726        262,577        381,206
  Depreciation and amortization ....................       308,464        496,873      1,537,607
  Reorganization expense ...........................          --             --          154,580
  Other operating expenses .........................        (2,200)         5,425          7,890
                                                       -----------    -----------    -----------
     Total operating expenses ......................       738,593      1,089,458      2,558,965
                                                       -----------    -----------    -----------
Operating income (loss) ............................       (96,769)      (241,872)    (1,415,280)
Interest expense (2001 unrecorded contractual
  interest $12,103) ................................      (100,466)      (141,696)      (205,947)
Interest income ....................................         1,825          1,072          1,770
Other expense ......................................       (45,081)        (3,546)       (27,703)
Equity in loss of affiliate ........................        (3,200)          --             --
                                                       -----------    -----------    -----------
Income (loss) before income tax benefit and
  cumulative effect of changes in accounting
  principle ........................................      (243,691)      (386,042)    (1,647,160)
Benefit from income taxes ..........................          --           46,006        121,994
                                                       -----------    -----------    -----------
Income (loss) before cumulative effect of changes
  in accounting principle ..........................      (243,691)      (340,036)    (1,525,166)
Cumulative effect of changes in accounting principle        (3,361)          --           (6,794)
                                                       -----------    -----------    -----------
Net income (loss) ..................................   $  (247,052)   $  (340,036)   $(1,531,960)
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
                                                                  ===========

                               ARCH WIRELESS, INC.
                  DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2001
                                 (in thousands)
 Revenues .....................................................   $ 1,143,879

 Operating expenses:
    Cost of products sold (exclusive of items shown separately
      below) ..................................................        40,932
    Service, rental and maintenance (exclusive of items shown
      separately below) .......................................       301,306
    Selling ...................................................       135,476
    General and administrative (exclusive of items shown
      separately below) .......................................       381,212
    Depreciation and amortization .............................     1,537,789
    Reorganization expense ....................................       154,927
    Other operating expenses ..................................         7,890
                                                                  -----------
       Total operating expenses ...............................     2,559,532
                                                                  -----------
 Operating income (loss) ......................................    (1,415,653)
 Interest expense, net (unrecorded contractual interest expense
   $12,963) ...................................................      (215,574)
 Other expense ................................................       (29,668)
                                                                  -----------
 Income (loss) before income tax benefit, extraordinary
    items and accounting change ...............................    (1,660,895)
 Benefit from income taxes ....................................       121,994
                                                                  -----------
 Income (loss) before extraordinary items and accounting change    (1,538,901)
 Extraordinary gain (loss) from early extinguishment of debt ..        34,229
 Cumulative effect of accounting change .......................        (6,794)
                                                                  -----------
 Net income (loss) ............................................   $(1,511,466)
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

   In connection with the bankruptcy filing, if the aggregate average daily cash balance for any fiscal month exceeds $45 million, Arch is required to pay the pre-petition secured lenders such excess less amounts due under the DIP credit facility, provided, however, that after such payment the aggregate cash balance shall not be less than $45 million. Such cash payment is to be applied to the outstanding principal amount of the pre-petition secured debt. In January 2002, Arch paid $13.5 million pursuant to this provision.


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


13.  SUBSEQUENT EVENT

     As more fully discussed in Note 2, Arch and substantially all of its domestic subsidiaries filed for relief under chapter 11 of the Bankruptcy Code on December 6, 2001. On May 29, 2002, Arch's plan of reorganization, which was confirmed by the Bankruptcy Court on May 15, 2002, became effective and Arch and its domestic subsidiaries are now operating their businesses and properties as reorganized entities pursuant to the plan.

                                  EXHIBIT INDEX


   99.1*     Letter to Commission pursuant to Temporary Note 3T

----------------
     *       Filed herewith.